Form 10-K405
period 1997-12-31
OZEMAIL LTD
filed 1998-05-15
CIK 1013742

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

   [X] Annual Report Pursuant to Section 13 or  15 (d) of the Securities
                            Exchange Act of 1934
                 for the Fiscal Year Ended December 31, 1997

                                     or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                            Exchange Act of 1934

                       Commission File Number 0-28476

                               OZEMAIL LIMITED
                               ACN 066 387 157
           (Exact name of registrant as specified in its charter)

  NEW SOUTH WALES, AUSTRALIA                      NOT APPLICABLE
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                identification number)

                   OZEMAIL CENTRE, 39 HERBERT STREET, ST.
                      LEONARDS 2065, SYDNEY, AUSTRALIA
                            (011-61-2-9433-2400)

 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

    Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------

             NONE                               NOT APPLICABLE
_________________________________  _________________________________________

_________________________________  _________________________________________


    Securities registered pursuant to Section 12(g) of the Act:


    AMERICAN DEPOSITARY SHARES, EACH REPRESENTING TEN ORDINARY SHARES
    -----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes  [X]     No  [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1998, based upon the closing price of the American Depositary Shares on the NASDAQ Stock Market for such date, was approximately US$77,152,000.

The number of outstanding shares of the Registrant's Common Stock as of April 30, 1998 was approximately 121,226,250 shares, 33,820,000 of which are represented by one American Depositary Share per ten Ordinary Shares.

                               OZEMAIL LIMITED

                              TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I        1

Item 1.       BUSINESS.............................................................................   1

Item 2.       PROPERTIES...........................................................................  12

Item 3.       LEGAL PROCEEDINGS....................................................................  12

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..................................  12

PART II

Item 5.       MARKET FOR REGISTRANT'S AMERICAN DEPOSITARY SHARES AND RELATED SHAREHOLDER MATTERS...  13

Item 6.       SELECTED FINANCIAL DATA..............................................................  14


Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  31

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURES..........................................................................  45

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  46

Item 11.      EXECUTIVE COMPENSATION...............................................................  49

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  50

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  52

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................  54

Signatures    .....................................................................................  57


                                     PART I

     Certain of the information contained in this Annual Report on Form 10-K ("Annual Report"), including the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Form 10-K, contain forward-looking statements. Actual results could differ materially from the forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, carefully review the discussion of Factors that may Affect Quarterly or Annual Operating Results contained in Item 7 in this Annual Report, as well as other information contained in this Annual Report and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission (the "SEC" or "Commission").

ITEM 1.   BUSINESS.

     OzEmail Limited (the "Company" or "OzEmail") (www.ozemail.com.au) and its subsidiaries provide Internet access and other value added services in Australia and New Zealand. OzEmail was incorporated as a proprietary company in September 1994 under the Corporations Law of the Commonwealth of Australia. It became a public company in April 1996, prior to consummation of an initial public offering by the Company on the Nasdaq National Market in May 1996. The Company is the leading provider (based on number of customers) of comprehensive Internet services in Australia, providing access to a robust network, regionally-focused content, Internet implementation services and strong customer support. The Company's Internet services are designed to meet the different needs of its residential, educational and enterprise customers, ranging from low-cost dial-up to high performance continuous access services integrating the Company's Integrated Services Digital Network ("ISDN") capabilities and its consulting expertise. The Company believes that it has built a strong brand identity and that it has successfully positioned itself as a service, technology and market share leader in the markets in which it currently operates. As of December 31, 1997, the Company's active customer base consisted of approximately 168,100 customers including approximately 10,450 customers in New Zealand.

     The Company differentiates itself from "access only" Internet service providers ("ISPs") primarily through its value-added and innovative services, including OzEmail Interline's Internet telephony service offering, Internet access design and implementation services and commercial web hosting, content initiatives such as OzEmail Newswatch and OzEmail Stockwatch, and ANZWERS, a regionally-focused search engine. The Company seeks to provide an easy-to-use navigational gateway to the vast resources available on the World Wide Web, as well as the Company's proprietary content which complements, rather than competes with, these resources. The Company believes that, since it commenced the provision of Internet-related services in September 1994, it has positioned itself to capitalize on the increasing popularity of the Internet and the World Wide Web, by providing a branded service which combines Internet access, proprietary content and value-added services. By leveraging the significant media and publishing expertise of its senior management team, a technologically advanced network and skilled software and consulting personnel, and through the successful development and licensing of technology and through a strategy of acquiring synergistic businesses, the Company believes it has successfully positioned itself as a service, technology and market share leader in the Australian market.

     In November 1997, the Company consolidated its position as the leading provider (based on number of active customers) in the Australian market through the acquisition of Access One Pty. Limited ("Access One"), the Internet business of Solution 6 Holdings Limited ("Solution 6"). Access One is the third largest Internet service provider in Australia, with approximately 32,500 active customers as of December 31, 1997. The Company believes that it will benefit from efficiencies that can be generated through the elimination of duplicated infrastructure between the respective businesses. Furthermore, the Company believes that the acquisition is a strategic opportunity to expand the Company's market presence in the enterprise and wholesale Internet market.

     OzEmail Interline Pty. Limited ("OzEmail Interline"), a controlled entity of the Company, entered into licensing agreements with major companies in key international markets that expanded the international consortium to deliver an Internet telephony service based on OzEmail Interline technology. In December 1997, OzEmail Interline announced that Dream Train Internet, a Japanese Internet service provider and a subsidiary of Mitsubishi Electric Corporation ("Mitsubishi"), signed an agreement to participate in the international consortium that comprises companies in Europe, the United States, Hong Kong, Australia and New Zealand.

INDUSTRY OVERVIEW

DEVELOPMENT OF THE INTERNET

     The Internet is a global network of computer networks that enables commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information, and conduct business remotely. Use of the Internet has grown rapidly since the commencement of its commercialization in the early 1990s. This rapid growth in the popularity of the Internet is due in large part to increasing computer and modem penetration, development of the Web, the introduction of easy-to-use navigational tools and utilities, as well as the growth in the number of informational, entertainment and commercial applications available on the Internet. Technological advances relating to the Internet have occurred and continue to occur rapidly, resulting in more robust, lower cost infrastructures, improved security and increased value-added services and content.

     In the United States, an important factor in the widespread adoption of online services was the introduction of easy-to-access information by proprietary content providers. By providing access to financial market information, "chat-rooms", and information on sports, entertainment and travel, these companies broadened the appeal of online services and developed significant customer bases. Subsequently, with the emergence of the Web and the ensuing growth in the number, sophistication and appeal of Web sites, a number of ISPs entered the market to provide individuals and enterprises access to the Web. The resulting competition for subscribers in the U.S. has led to a range of Internet access alternatives suited to different target markets, including "access-only" providers, which provide inexpensive connections to the Internet without providing a wide range of additional services, to "comprehensive service providers" offering value-added services, consulting expertise and content.

AUSTRALIA AND NEW ZEALAND

     Australia had a gross domestic product of A$444.6 billion in the twelve months ended June 30, 1997. With a population of over 18 million people, a diversified economy, and a high rate of adult literacy, Australia has emerged as a technology and information services leader in the Asian-Pacific region. Australia's economic growth and the expansion of its information services industry have contributed to a well-developed information infrastructure featuring high computer penetration, high computer literacy and an advanced telecommunications network.

     Use of the Internet in Australia has grown rapidly in Australia since its commercialization in the early 1990's. A leading Australian independent Internet consultancy, www.consult Pty Limited ("www.consult") has estimated that there
                                       -----------
were approximately 1.09 million commercial Internet users in Australia as of December, 1997. According to www.consult, the Australian Internet market is currently served by 502 ISPs and online service providers. The market is highly fragmented, with the vast majority of ISPs servicing a small subscriber base. Most of the ISPs currently operate primarily as "access-only" providers, and do not offer extensive design and implementation services or possess the technical resources to support the growing sophistication of products and services available on the Internet. Additionally, no domestic or foreign-based company has as yet established a dominant position as an Internet content provider in Australia.

     New Zealand has a population of approximately 3.6 million people, an advanced telecommunications infrastructure, and a GDP of NZ$86.9 billion in the twelve months ended June 30, 1997. The Company believes New Zealand has experienced rapid growth in the number of domestic Internet users. The New Zealand Internet service market is served by a number of ISPs, including subsidiaries of New Zealand's two major telecommunications companies.

     With Internet use increasing as an entertainment, business and communications tool in many international markets, including Australia and New Zealand, the Company believes there is an increasing demand for value-added Internet services and regionally-focused content.

OZEMAIL PRODUCTS AND SERVICES

     In Australia, the Company offers a comprehensive range of Internet products and services to both residential and enterprise customers, including a range of Internet access alternatives, numerous distinctive service features and a selection of value-added services.

     The Company also offers Internet access services in New Zealand, other than Terminal Dial-up access and certain content offerings such as the OzEmail Newswatch personalized news service and the OzEmail Stockwatch personalized equity portfolio management service with a live feed to Australian Stock Exchange share price information.

INTERNET ACCESS

     Additional details concerning the range of access alternatives available to the Company's customers are set forth below:

          Dial-up Access. The Company provides dial-up modem access services to residential and enterprise customers. As of December 31, 1997, the Company maintained 80 points of presence ("POPs") in Australia, of which 38 and 42 were maintained by OzEmail and Access One, respectively. The 80 POPs are located in every Australian capital city and 51 major regional centres. As of December 31, 1997 the Company maintained 15 POPs in New Zealand, providing service to the entire population of New Zealand. Each POP offers (i) SLIP/PPP access which allows users to function as an independent "node" on the Internet, and (ii) Terminal access which provides menu driven character mode access to all basic Internet services, including e-mail, newsgroups, file transfer protocol and Telnet. Access to these services can be gained using any standard communications application, such as Windows Terminal, and does not require specialized Internet access software. The Company's POPs offer modem dial-up speeds that vary from
28.8 Kbps only, to up to 56 Kbps.

     ISDN Capability. The Company offers a permanent connection ISDN service in each of the capital cities in Australia and dial-up ISDN service to the three Eastern Seaboard capital cities of Sydney, Melbourne and Brisbane. ISDN is the industry standard in Australia for high-speed data transmissions. ISDN access is a centrepiece of the Company's efforts to expand its corporate customer base. OzEmail reduced its permanent modem and dial-up ISDN prices in March 1997, in order to make access to these products more affordable for the small business/home office market in Australia.

     Instant Mail. Customers who require "e-mail only" connections to the Internet can take advantage of the OzEmail Instant Mail product, which provides UUCP or SMTP e-mail dial-up connections.

DISTINCTIVE  FEATURES

     Each of the Company's Internet access offerings, other than Instant Mail, include a number of distinctive features:

     OzEmail Customer Self Service. OzEmail offers customers access to a secure self-service administration facility on its Web site that enables customers to change their password, their payment plan, and call up a fully itemized account of their usage over a specified period.

     Seven day/24 Hour Technical Support. OzEmail and Access One make technical support services available 24 hours per day, seven days a week to customers in Australia. OzEmail's trained staff responds to the needs of its customers via telephone, fax-back service, electronic mail and Company supported Internet newsgroups. OzEmail also posts responses to frequently asked questions ("FAQs") through its Web homepage.

     Starter Kit. The Company provides potential customers with easy-to-use installation software featuring either a Microsoft Internet Explorer or Netscape browser, e-mail software and a limited number of free hours of Internet access. The disk contains OzEmail-developed installation software, a Windows-based Internet tutorial and automatic modem detection and configuration software tailored to the Australian and New Zealand markets. The Company's starter kits allow users to easily configure their systems to immediately access the Internet. The starter kits are now distributed on compact disk in addition to a
3.5 inch floppy disk.

     5 Mbytes Workspace. Included with each user's registration are 5 Mbytes of "workspace" on OzEmail's host system. The workspace serves as a type of Internet "scratch-pad" into which OzEmail customers may download data from the Internet, upload data from their own computers, or make data available to others for uploading/downloading in their absence. This workspace is housed on multiple disk arrays in order to provide customer data integrity.

     World Wide Web Publishing. Each user's 5 Mbytes of workspace on OzEmail's host system may also be used as a personalized Web site. OzEmail's host system provides instructions on custom Web page publishing and supplies an automatic personalized homepage creation facility. Users are entitled to up to 20,000 free accesses per month to their personal Web site.

VALUE-ADDED SERVICES AND PRODUCTS

     As part of the Company's comprehensive Internet service offering, the Company's customers are also able to select from the following value-added services and products:

     Content Offerings. In 1996, OzEmail launched OzEmail Stockwatch, a Web site that provides real-time data from the Australian Stock Exchange. This service was relaunched in March 1997, with enhanced capabilities such as: the ability to send company announcement alerts to a Stockwatch subscriber; the display of dividend yields; and price earnings ratios. In 1997, OzEmail launched OzEmail Newswatch, Cyber Puzzles, the OzEmail Press Release Centre, and SportsWatch. OzEmail Newswatch offers the Company's customers near real-time access to news breaking stories and graphics provided through Reuters. The OzEmail Press Release Centre is an automated e-mail and Web-based press release distribution service for business, government, education and community groups. SportsWatch is a joint venture between Sports Monthly, a monthly Australian Sports magazine, and the Company. Combining the resources of the Company, Sports Monthly and Australian Associated Press, SportsWatch offers users access to world breaking sports stories from their desktop. In November 1996, OzEmail launched OzEmail Lawnet, a Website specifically targeted at the Australian legal community, it features a number of services for lawyers including access to full-text Australian case law and legislation, international legal materials and legal information bulletins.

     ANZWERS Search Engine. The Company provides a comprehensive search engine for the Australia and New Zealand Internet market, through an agreement with Inktomi Corporation of the United States. The product is designed to provide region and domain specific searches, market analysis, and a point and click interface to documents available on the World Wide Web.

     Internet Access Design and Implementation. In order to meet the complex needs of its enterprise customers, the Company has formed a team of qualified technicians with expertise in Internet implementation, system maintenance and Internet connection upgrades. The Company's enterprise connectivity expertise includes desktop, server and network configuration and capitalizes on Internet connectivity, gateway and firewall technologies.

     Commercial Web Site Hosting. For enterprise customers desiring more than the allocated 20,000 free accesses per month and/or more than their allocated 5 Mbytes of workspace, a commercial Web hosting facility is provided. Web hosting services allow customers to house their Web site in OzEmail's main data centre. This enables the customer to benefit from the system management facilities already in place at OzEmail. This service offers access to a high speed network, use of OzEmail's uninterrupted power supply, system monitoring and daily back up, and a secure climate controlled environment and 24 hours a day, seven days a week technical support, without the need for customers to set up their own support facility.

     Virtual Web Servers. In order to give business customers an enhanced presence on the Internet, the Company can provide Virtual Web Servers. These allow business customers to have their own domain addresses, making it easier for the Web site to be found. It also enhances the impression of a major presence on the Internet by giving the appearance that a business has its own dedicated Web Server.

     Domain Name Registration. Corporate customers may purchase individual domain names, rather than using the OzEmail domain name in their e-mail and Web addresses. This may be done online via an OzEmail domain order form or by calling OzEmail's sales department.

     Family Pack. In 1997, OzEmail launched an Internet Starter Kit dedicated specifically to families. The OzEmail Internet Family Pack gives a family a unique Internet address and separate OzEmail user identification and free e-mail addresses for up to four family members. Each family has 20Mb of space on OzEmail's Web server to publish through the Company's Web pages. The Family Pack also gives the option of parental control by including a trial version of the Cyber Patrol Internet filtering software.

     Small Business Pack. In 1997, OzEmail launched an Internet Starter Kit dedicated to small businesses. The OzEmail Internet Small Business pack gives a business a unique Internet address and separate OzEmail user identification and free e-mail addresses for up to five people. Each business receives: 25Mb of space on OzEmail's Web server; bonus trial software, including MYOB accounting software and Norton anti-virus software; 24 hours per day, 7 days a week technical support; and a credit of A$20 towards a business' first month's Business Saver Plan.

     Virtual Private Networks. In order for enterprise customers to connect their geographically dispersed Local Area Networks ("LANs") to the Internet, they would, traditionally, have had to deploy expensive dedicated lines between remote LANs for secure transmission of information. As a result of the Internet-driven developments, it is possible to leverage from the Internet to ensure low cost, secure transmission of data between LANs, negating the need to re-create a high-cost and potentially under-utilized network. The Company can create customized and cost-effective solutions for enterprise customers wishing to connect their LANs on a secure basis through the Internet while also gaining access to the e-mail and Web- browsing resources of the Internet.

     OzEducate. Recognizing the growing importance of the Internet in the field of education, the Company established OzEducate in 1997 as a specialist department to provide educational organizations with comprehensive solutions to Internet access, products and services.


PRICING

     The Company employs a number of pricing structures for its various services. For its residential and enterprise dial-up access customers, the Company's typical charges are based on the number of hours of Internet access used during each one-month billing period. The Company requires most of its residential customers to pay for the services using their credit cards. The Company also offers "frequent user plans" for residential and enterprise customers.

     The Company's permanent ISDN customers receive a dedicated ISDN connection, and as a result, are billed using a fixed monthly rate which does not vary with usage levels. The Company's consulting services are generally billed based on a schedule of standard hourly fees.

     As a result of increased competition in the Australian Internet access and services industry, OzEmail launched new frequent user plans for residential and enterprise customers in December 1996 and upgraded these plans in March 1997. These plans can have the effect of creating reductions in the average selling price of the Company's services. The Company expects that additional changes in its pricing structure, including price reductions, may occur in the future. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of customers, higher revenue from enhanced services, cost reductions or otherwise. Some of the Company's competitors offer service at a flat monthly rate for a fixed number of hours or unlimited access. While the Company believes this system leads to inefficient use and congestion of the network and does not currently anticipate abandoning its standard hourly pricing structure, the continuation of this practice by competitors could require the Company to engage in increased price competition. Such competition could result in erosion of the Company's market share, reduced customer retention rates, reduced revenue, and reduced operating margins, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


NETWORK

     The Company maintains an extensive telecommunications infrastructure that enables it to provide comprehensive Internet connectivity services to its customers. Like most ISPs, the Company covers its service areas by creating a network of points of presence, or POPs. Its network of POPs provides customers in the covered areas with access to the Internet by means of a local telephone call.

     OzEmail's network includes 38 POPs covering every Australian capital city and 30 medium-to-large regional cities. Each POP in Australia offers SLIP/PPP and Terminal access to the Internet. OzEmail maintains a three-tier "star" topology with the major capital city hubs connecting to the OzEmail main Sydney hub. Small regional sites typically connect to the closest major hub. The topology of the network is determined by trunk costs and network reliability considerations. POPs typically comprise either Annex 6000 digital modems, supporting up to 33.6 Kbps connections, or analog modems supporting 28.8 Kbps connections. The terminal servers connect via an ethernet backbone to a Cisco or Bay router. ISDN customer access in capital cities is typically provided by Ascend Communications "Max" routers. Capital city hubs are typically connected to the Sydney hub by either one or two 2-Mbps Telstra circuits. The roll-out of support for the new 56 Kbps modem standards commenced September, 1997. The Company believes that it will complete the roll-out in 1998.

     OzEmail's Sydney hub interconnects with Telstra Internet's transfer control protocol/Internet protocol ("TCP/IP") network through a 100 Mbps fibre distributed data interface ("FDDI") circuit. The Melbourne hub also connects with Telstra Internet's TCP/IP network through a 100 Mbps FDDI circuit. The Brisbane hub connects with Telstra Internet's TCP/IP network through a 2 Mbps dedicated digital service ("DDS") circuit. There is also a 1 Mbps link to Telstra Internet from OzEmail's Perth POP. Telstra Internet currently maintains a 90 Mbps international circuit connecting its Sydney hub to MCI in the United States. In addition, OzEmail entered into an agreement in November 1997 with Optus Communications, Australia's second largest telecommunications carrier, for the transmission of Internet traffic over the Optus backbone, both within Australia and to the United States. Connection to the Optus network is via Asynchronous Transfer Mode ("ATM") from OzEmail's Sydney hub. OzEmail intends to connect OzEmail's Brisbane and Melbourne hubs to the Optus network in 1998. OzEmail intends to expand its network infrastructure in Australia and increasing the number of modems and routers at existing POPs as necessary to accommodate the number of users in each geographic region.

     As of December 31, 1997, Access One's network comprised 42 POPs covering every Australian capital city and 34 regional centres, with each POP being connected directly to Telstra's Accelerated Asynchronous Transfer Mode Network, and with hubs in major capital cities being connected to the public switch telephone network via primary rate ISDN and Frame Relay. As of December 31, 1997, Access One was connected to the United States directly via international carriers AT&T, MCI and UUNet, through its Melbourne and Sydney nodes.

     The Company has commenced rationalization and consolidation of the Access One and OzEmail infrastructures in the first quarter of 1998, focusing on consolidation of POPs, rationalization of international bandwidth, and rationalization of the domestic backbone network.

     Voyager New Zealand Limited ("Voyager") maintains 15 POPs, providing local call access to the majority of New Zealand's population. Those regions not covered by the 15 POPs may access Voyager on an 0800 number at a surcharge to the rate payable by customers enjoying local call access. In this way Voyager provides complete coverage of the New Zealand market. The POPs are arranged in a "star" topology with the Auckland hub at the center. The Auckland hub is then connected by a Telstra New Zealand 1.92 Mbps link to Telstra's international gateway in Sydney. Each Voyager POP offers SLIP/PPP access to the Internet.

     The Company believes that updating and expanding its technically advanced network is critical to maintaining its leadership position. The Company intends to continue to invest substantial resources in maintaining and expanding its network. The Company's expansion efforts in 1997 have included: establishing additional POPs in Australia to provide local call access to a greater portion of the population; enhancing POPs to accommodate 33.6 Kbps and 56 Kbps connections and permanent-connection ISDN access; and expanding the capacity of existing POPs.

OZEMAIL INTERLINE

     OzEmail Interline's mission is to establish a global Internet telephony network designed to reduce the cost to the consumer of long-distance and international telephone calls.

     In November 1996, OzEmail Fax Investments Pty Limited ("OzEmail Fax Investments"), a wholly owned subsidiary of OzEmail, and Ideata Pty Limited ("Ideata"), a third party company incorporated in Australia, entered into a partnership agreement, in the proportions 80% OzEmail and 20% Ideata, to develop and commercialize devices for voice and fax digitization and transmission through telephone, internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline Pty Limited

("OzEmail Interline") and the partnership was dissolved on June 26, 1997. Following this transaction, OzEmail Fax Investments owns an 80% equity interest in OzEmail Interline. Management believes that it is appropriate for the Company to account for OzEmail Interline as a controlled entity.

RESTATEMENT AND TRANSACTIONS WITH METRO HOLDINGS AG

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest with Ideata Pty Limited (See "Notes to Consolidated Financial Statements"), entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80%, being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments. During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 of the Company's ordinary shares, par value A$0.04 ("Ordinary Shares"), which 5,400,000 Shares are represented by 540,000 American Depositary Shares ("ADSs") valued at US$11,948,000 (A$18,381,000) on April 15, 1998. Metro also agreed to forgive a debt of A$2,043,000 currently owned by OzEmail Interline. Metro has agreed to act as an agent in Europe for the Company's prepaid phone card service.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported quarterly results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company also reversed previously recorded license revenues received from Metro. Amounts received from Metro totaling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of December 31, 1997.

     OzEmail Fax Investments has therefore accounted for its investment in OzEmail Interline as an 80% controlled subsidiary since the Company's formation in June 1997.

     The Company's repurchase of the equity interest in OzEmail Interline held by Metro and the termination of the license agreement will be recorded as 1998 transactions in the Company's statutory accounts and amounts received from Metro will be subject to taxation in 1997 under Australian tax laws.

TECHNOLOGY

     OzEmail Interline has commenced the process of extending the functionality of its technology by extending its core authorization, call routing, bill and settlement system to become interoperable with Internet Gateways from third-party vendors. This move is designed to accelerate the growth of Internet telephony services through the facilitation of commercial and technical interaction among Voice over Internet Protocol ("VoIP") service providers. In moving to support third-party gateways, OzEmail Interline intends adopting the telecommunications industry standard H. 323 protocol throughout its VoIP range of products. The Company believes that the planned inter-operation of OzEmail Interline's core routing and settlement technology with voice Gateways from other vendors of H. 323-standard equipment will be an important step in the potential development of a viable global Internet-based telephony network.

DISTRIBUTION

     Since March 1997, OzEmail (the exclusive licensee of the OzEmail Interline technology in Australia) has offered VoIP services to Australians for domestic long distance calls and calls to a limited number of international destinations. As of December 31, 1997, OzEmail Interline has entered into licensing agreements with: Concentric Network Corporation for the provision of the technology in the United States; MagicTel for the provision of the technology in Hong Kong; Dream Train Internet (a subsidiary of Mitsubishi Electric Corporation) for the provision of the technology in Japan; and Hyundai Information Technology for the provision of the technology in Korea. OzEmail Interline intends to expand the consortium of network affiliates around the world in order to enable any caller to dial a local access number, dial anywhere in the world, and reach the recipient at a significant discount to the cost of a standard call over the same distance. In order to cover regions where OzEmail Interline does not have a local gateway, it intends to contract with international telecommunications companies to wholesale traffic to its final destination.

     In February 1998, Cisco Systems Inc. ("Cisco") announced its intent to team with OzEmail to facilitate the deployment of Internet telephony gateways, roaming authentication and settlement services. The companies intend to jointly develop an interface between OzEmail Interline's Control Node Gatekeeper and the Cisco IOSO software, based on the H.323 multimedia standard. By working with Cisco the Company intends to build operability between Cisco's equipment and the OzEmail Interline service, enabling Cisco customers to use the OzEmail Interline affiliate network for call termination, settlement, routing and authentication services. The Company's long term strategy is built on being a "service provider to service providers", and the teaming arrangement is an important part of that strategy.


INTERNATIONAL  OPERATIONS

NEW ZEALAND

     In November 1995, Voyager entered the Internet access market in New Zealand. Voyager had approximately 10,450 active customers as of December 31, 1997. Voyager currently competes with 59 commercial ISPs servicing New Zealand's population of approximately 3.6 million people.

     Voyager has a business model and service offering similar to that of OzEmail. The Company believes this broad service offering has served to distinguish Voyager from other ISPs currently operating in New Zealand. In 1996, Voyager introduced ISDN services to the cities of Auckland, Wellington and Christchurch. Voyager does not offer Terminal interface services in New Zealand.

     Voyager maintains 15 POPs, providing local call access to the majority of New Zealand's population. Those not covered by the 15 POPs may access Voyager on an 0800 number for a surcharge of NZ$3 per hour above the standard hourly usage fee of NZ$2.99 per hour. In this way Voyager provides complete coverage of the New Zealand market.

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by two former directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which sale of such shares would take place and the Minority Shareholders commenced proceedings in September, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and is defending the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

ASIA AND OTHER REGIONS

     OzEmail has explored opportunities to provide Internet services in a number of Asian countries, including India, Malaysia and Indonesia. In September 1997, the Company and SPIC Electronic and System Limited ("SPIC") formally terminated a joint venture to establish an Internet business in India. The termination, conducted on an amicable basis, was primarily attributable to considerable delays in obtaining the necessary licenses from the Government of India. The Company has decided to devote its efforts to expanding its presence in Australia and participating in the development of Internet telephony services in Australia and through its shareholding in OzEmail Interline. The Company currently does not expect to proceed with the international introduction of Internet access services.

SALES AND MARKETING

     The goals of the Company's marketing programs are to increase brand awareness of OzEmail, expand the Company's presence in the enterprise customer sector, and to widely distribute the Company's starter kits in order to encourage potential customers to sample OzEmail's services. The Company employed 100 persons in its sales and marketing groups in Australia and New Zealand as of December 31, 1997. The Company attempts to reach new customers and create demand for its services through a variety of sales and marketing efforts. Current sales and marketing efforts within the Australian and New Zealand markets include the following:

SALES AND MARKETING WITHIN AUSTRALIA

Direct Customer Response. OzEmail's sales and marketing program makes extensive use of advertising and other promotional vehicles. These efforts have included advertising in computer and general purpose publications, participating in trade shows, attaching software to magazines, direct mailings, telemarketing programs, and building relationships with industry groups and the media. OzEmail's sales personnel are divided into functional groups to handle inquiries from enterprise and residential customers responding to the Company's advertising and other promotional efforts.

Retail Distribution. A portion of the Company's new accounts are generated through retail distribution of the Internet starter kits containing all of the necessary software for a potential customer to register a customer account. Prior to 1997, the Internet starter kits were distributed in the form of diskettes only. In 1997, OzEmail launched easy to use compact disk ("CD") starter kits that are distributed through a range of prominent retailers, including Myer/Grace Bros and Harvey Norman Limited ("Harvey Norman"). OzEmail's single user starter kit CD retails for A$9.95, and, its specialized Family Pack and Small Business Pack both retail for A$29.95 and A$34.95, respectively.
These products are supported by advertising in the major metropolitan print media.

OzEmail Solutions Partners Program. In December 1996, OzEmail launched a program to provide rewards and incentives to selected suppliers of network equipment and services who enter into teaming arrangements with OzEmail for tender proposals or who sell OzEmail's Internet products and services to the suppliers' existing client base. This sales model is intended to maximize selling opportunities for OzEmail's corporate sales department.

Other Equipment Manufacturer ("OEM") Relationships. OEM arrangements with computer hardware, software and modem manufacturers also account for a portion of the Company's new accounts. The Company has entered into agreements with a number of major computer and modem manufacturers to bundle the Company's access software with their products. The Company has previously run bundling promotions with several computer and modem manufacturers. In December, 1996 the Company announced Microsoft Internet Explorer as its preferred browser. In 1997, the Company negotiated exclusive bundling agreements with all major manufacturers of 56 Kbps modems.

Online Content. OzEmail has developed a range of online tutorials, through its web site, that are designed to increase brand loyalty and encourage Internet usage. By increasing a customer's Internet skills, and thereby creating a more satisfying Internet experience, it is intended that usage per customer increases over time. Services such as OzEmail Newswatch, OzEmail Stockwatch and ANZWERS are also intended to enhance the Internet experience of the customer and increase loyalty to the OzEmail brand.

SALES AND MARKETING WITHIN NEW ZEALAND

     In 1997, Voyager launched a corporate marketing plan that targeted the promotion of high-speed digital Internet access to small to medium enterprises. Voyager also has a strong presence in the larger enterprise sector. Major corporate customers include Fletcher Challenge Limited and Carter Holt Harvey Limited, both leading listed companies.

     In 1996, Voyager entered into a strategic partnership with Bell South which involves the mutual promotion of each company's products to their respective customer bases and the launch of various joint venture products such as e-mail to a short message service text messages on Bell South digital mobile phones.

     In the residential sector, Voyager has distribution channel agreements with Harvey Norman and Dick Smith Limited, both major New Zealand retail chains, for the distribution of the Voyager Internet Starter CD. In addition, Voyager has launched a comprehensive independent dealer channel program.

CUSTOMERS

     The Company defines "active" customers as those who have utilized the Company's Internet services within the previous 90 days. As of December 31, 1997, the Company had approximately 168,100 active customers including approximately 10,450 active customers in New Zealand.

CUSTOMER SUPPORT

     The Company believes that offering superior customer support will be increasingly important as the level of Internet users expands to include more enterprises using the Internet for mission-critical business applications, as well as more residential and small business users who may be technically less sophisticated. Customer support is also expected to increase in importance as a differentiating factor among competing ISPs. Key components of the Company's customer support program are described below.

FREE TECHNICAL SUPPORT

     The Company makes technical support services available 24 hours per day, 7 days a week to customers in Australia and New Zealand. The Company's support technicians undergo weekly training sessions to keep abreast of emerging Internet software and services. Customers have access to a range of support services, including direct help via telephone, facsimiles addressing the most common problems faced by new users from the Company's "fax-back" service, an open newsgroup where the Company's customers and an independent consultant employed by the Company address user problems and questions, and responses to FAQs through the Company's homepages.

ONLINE ACCESS TO ACCOUNT INFORMATION

     The Company's OzEmail and Voyager customers have 24-hour access to comprehensive, session-by-session customer account information via an automated accounts inquiries service. The Company is planning to extend this service to Access One customers in 1998.

ONLINE REGISTRATION

     Online registration for OzEmail's services is available at all times using either one of the OzEmail-developed Internet access packs or any standard communications program. Upon successful registration, customers are provided with immediate access to the Internet.

     As of December 31, 1997, the Company employed 137 persons dedicated to customer support in Australia and New Zealand.


DEVELOPMENT OF TRANSMISSION MEDIA, SOFTWARE AND TECHNOLOGY

     As Internet-related industries evolve, the Company may be required to develop or acquire additional technological capabilities. In particular, there is substantial uncertainty as to the transmission media for future Internet service providers. Currently, the Company provides access to Internet services through both analog and digital telephone lines and ISDN lines. Several companies outside of Australia have recently introduced delivery of Internet access services through cable television lines. In Australia, cable lines currently pass approximately one third of Australian homes, mostly in the main capital cities. The rest of the country is expected to gradually gain cable or wireless access. As in the rest of the world, Australians are eventually expected to be able to access the Internet by cable modem, screen-based telephones, television and other consumer electronic devices. In addition, customer requirements may change the way Internet access is provided. Thus, the Company may need to develop new services or modify its existing services to accommodate these developments. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet service business to handle such requirements.

     As of December 31, 1997, the Company employed 47 persons dedicated to software development. The Company's software development personnel have been engaged in: integration of third party software products into its service offerings; development of Internet telephony technology; and development of the Company's management information systems, host systems, and billing systems.

COMPETITION

     The bases for competition in the Australian and New Zealand Internet services markets include: availability and reliability of network infrastructure; customer service; pricing; the quality and quantity of online content; the timing of introductions of new products and services; and support of existing and emerging industry standards. The Company believes it generally compares favourably on these bases.

     Each of the geographic markets in which the Company operates is highly competitive, with 502 access providers competing for customers in Australia and 59 commercial access providers competing for customers in New Zealand. Internet connections in Australia are typically effected either by dial-up access, or in the case of users wanting greater speed and capacity, by ISDN access, and OzEmail faces multiple competitors in each of these market segments.

     OzEmail's major Australian competitors in the dial-up market utilized by residential and small business customers are Telstra Big Pond, CompuServe, Connect.com, Magnadata, Magnet Internet Connections, Hutchison, Geko, Internet Access, Microplex,, Ausnet Services, and IBM. In the ISDN market, Telstra and Connect.com are the Company's major competitors. Connect.com is part owned by Australian modem manufacturer Netcomm Limited, National Australia Bank Limited and AAP Telecommunications. In 1996, the Australian Internet access and services industry experienced increased competition. OzEmail's competitors undertook a range of strategies to expand market share, including the introduction of new products and services, increased advertising presence, increased price competition, network upgrades and increased network coverage. This high level of competition has intensified in the wake of deregulation of the Australian telecommunications industry in July 1997.

     There are no substantial barriers to entry to initiating service as an ISP in either Australia or New Zealand. Other considerably larger ISPs from other countries are seeking to enter the Company's current markets. In particular, America Online announced in September 1997 its intention to introduce its online service within twelve months, following an agreement to form a joint venture with German multimedia company Bertelsmann Aktiengesellschaft. NETCOM, UUNET Technologies, Inc., PSINet, Inc., MCI Communications Corporation, Sprint Corporation, and Bolt, Beranek & Newman, Inc. ("BBN") are all potential entrants into the Australian and New Zealand markets. However, the Company believes that none of these companies has yet announced plans to enter Australia or New Zealand, except PSINet in New Zealand. Many of these companies are significantly larger than the Company and have substantially greater marketing, financial resources, and in some cases, name recognition, than the Company. In addition, many of the Company's smaller competitors may merge or consolidate in the future, or form alliances with domestic or foreign telecommunications carriers, in which case the Company will face a greater number of competitors with resources equivalent or superior to those of the Company.

     OzEmail also faces competition from Australia's two general telecommunications carriers, each of which has stated an intent to expand its presence in the Internet market. Telstra, Australia's largest telecommunications carrier and a provider of data transmission services to the Company, currently offers an Internet access service competitive with that of the Company. Optus, the other significant telecommunications carrier in Australia and a provider of data transmission services to the Company, has stated its intent to provide Internet services to the enterprise and government sectors. AAP Telecommunications, a telecommunications carrier, has entered the ISP market through its part ownership of Connect.com. While the Company believes it currently has the largest share of the Internet dial-up market in Australia, there can be no assurance that an existing competitor or new entrant will not increase its resources or marketing activity or otherwise attract new customers, thus reducing the Company's share of the dial-up market. Similarly, since OzEmail's commencement in the fourth quarter of 1995 of targeted efforts to promote its ISDN services, it has faced strong competition. As such, there can be no assurance that OzEmail will be able to obtain and retain customers in that market. Failure to compete successfully in either of these markets could have a material adverse effect on the Company's business, results of operations and financial condition.

     Despite the existence of a general statutory framework in Australia intended to protect against certain anti-competitive practices, there can be no assurance that specific regulations will be promulgated or enforced sufficiently to protect OzEmail from predatory pricing or other monopolistic practices by Telstra, or that Telstra or other competitors will not use their strategic positions to gain a competitive advantage in some future period, including by means of price reductions, service bundling, transmission capacity rationing or by other means.

     The Internet access market in New Zealand is highly competitive. The Company's major New Zealand competitor is XTRA, a division of Telecom New Zealand, which launched in the second quarter of 1996. In September 1996, Voyager lowered its peak connection time rate in response to XTRA significantly reducing its access charges in August 1996. In March 1997, Voyager further reduced its standard hourly rate from NZ$4.95 to NZ$2.99. Voyager's performance has been materially affected by the entry of XTRA into the New Zealand Internet market, with the resultant impact on price competition. Voyager also faces competition from Clear Communications Limited, New Zealand's second largest telecommunications provider, which commenced Internet access services in 1996. There can be no assurance that the competitive pricing practices will not intensify in the future. To the extent the Company expands into additional international regions, it is likely to encounter similar competition from private and government operated Internet services. Competition in any of these markets could have a material adverse affect on operations in that country, which could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

     As a result of increased competition in the Internet access and services industry, the Company expects to continue to encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of the Company's services as discussed previously in the section discussing pricing.

     The introduction by the Company of new products and services, including Internet telephony services, and the establishment of an international network for the provision of voice and facsimile services over the Internet could result in the Company competing with other companies offering products with similar functionality or technology, including large corporations with significantly more resources and experience in the telecommunications industry.

INTELLECTUAL PROPERTY

     The Company principally relies upon copyright, trade secret and contract law to protect its proprietary technology. The Company has developed and continues to develop a range of Internet-based communications products and services through the acquisition and licensing of third-party properties and through its own in-house development. Since its inception, the Company has acquired, licensed and/or developed an array of proprietary technologies, including Internet telephony technology, installation and configuration software used in its starter kits, a Web-based 24-hour per day online registration facility, an Internet tutorial in Microsoft Windows "Help" format, its own customer billing system and a wide range of host-based software applications, including software which allows customers to access the Internet through simple on-screen menus and monitoring software used by Company personnel in maintaining the host system.

     While the Company uses care in protecting its proprietary technology, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently, and there can be no assurance that any protective measures taken have been, or will be, adequate to protect the Company's proprietary technology. In addition, the Company intends to expand into additional countries in the future, and the laws of many foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in Australia and New Zealand.

     Although the Company does not believe that its technology infringes upon the proprietary rights of any third parties, the Company has been involved in formal legal proceedings relating to a claim against the Company that it distributed certain third party software in a means contrary to its license grant, resulting in a breach of Australian copyright and other laws. On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against the Company by Trumpet Software over alleged copyright infringements and violations of Australia's Trade Practices Act. In August 1997, the Company entered into the Court an Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees previously expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation. There can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful.

     On March 18, 1997, the Australasian Performing Rights Association ("APRA") filed a statement of claim against the Company. APRA claims that the Company has infringed copyright in a variety of musical works owned and controlled by APRA by permitting the Company's customers to download those works. APRA seeks injunctive relief and damages against the Company. The Company is defending this action. The Company does not believe that this action will give rise to any material liability. However, there can be no assurance that the ultimate disposition of this claim will not have a material adverse impact on the business, results of operations or financial condition of the Company, or that the Company will not be required to obtain a license or pay a license fee.

     More generally, patents have been granted recently on fundamental technologies in the communications and multimedia areas, and patents may issue which relate to fundamental technologies incorporated in the Company's technology. Although the Company is not aware of any other action or threatened action alleging patent infringement or improper use of proprietary information by the Company, the Company could incur substantial costs and diversion of management resources with respect to the defence of any such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to offer its services and software products. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENTAL REGULATION

     The Australian telecommunications industry operates in a largely deregulated market and has done so since July 1, 1997. There is no restriction on the number of general carrier licenses, nor restriction on the number of ISPs and the limits on ISP operations are largely performed through self-regulatory practices. Such practices as anti-competitive pricing structures and abuse of market power remain in place (through the Commonwealth Trade Practices Act) and the interests of industry participants and consumers are protected via the Australian Consumer and Competition Commission ("ACCC"). As this new regulatory regime is very recent, there can be no assurances as to the effect of deregulation on the cost of data transmission to the Company, the quality of such service or the advantages that may be able to be obtained by other companies operating in such an environment. Changes in the regulatory environment could result in increased price and other competition in the Company's markets, which could in turn have a material adverse impact on the Company's business, results of operations and financial condition.

     As an ISP with substantial infrastructure, the Company would be allowed to apply for a general carrier license in Australia if it so wished. OzEmail has not yet made any decisions in this regard.

     It is the ongoing intention of OzEmail Interline to create a network of affiliates responsible for commercializing the Internet telephony service offering on a networked basis throughout the world. Each country in which potential network affiliate members are located has different regulatory environments in which the Internet and telecommunications industry operates. It is possible that different regulatory issues pertaining to each country could result in delays and obstruction to the commercialization of these products and services internationally. Such regulatory issues could include rejection by a national regulatory agency of applications to establish the service, delays in receiving requisite approvals, imposition of limitations on the manner in which the products or services are provided, and introduction of new licensing requirements. Accordingly, there can be no assurances as to the extent of the international network that OzEmail Interline proposes to create or assurances as to the speed in which the proposed network will be created. Such delays or obstruction to the establishment of an international network by OzEmail Interline could have a material adverse impact on the Company's business, results of operation and financial condition.

YEAR 2000 COMPLIANCE PROJECT

     The Company has a Year 2000 Compliance Project to review all the Company's services with a view to ensuring they remain operational before during and after the transition to the year 2000. Many existing computer systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (ie., the number 97 is recognized as the year 1997). Date critical functions relating to the year 2000 and beyond may be adversely affected unless changes are made to existing systems. The Company is assessing the internal readiness of its existing computer systems to handle the advent of the year 2000. The Company expects to implement any systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial conditions. In addition, the Company is engaged in a review of its major suppliers to assess the extent of their preparations for the year 2000. The Company does not anticipate any material expense to be incurred in the process of its review. However, there can be no assurance that the systems operated by third parties that interface with the Company's systems will achieve year 2000 compliance in a timely manner.

EMPLOYEES

     As of December 31, 1997, the Company employed 437 persons in Australia, New Zealand and the United Kingdom, comprising: 328 in Internet access and services; 16 in publishing and content services; 64 in group services; and 29 in OzEmail Interline. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

SEASONALITY

     The Company anticipates a decrease in demand during Australia and New Zealand's summer months in December, January and February of each year.

ITEM 2.   PROPERTIES.

     The Company's executive offices are located in Sydney, Australia, where the Company currently leases approximately 63,833 square feet under leases that expire on October 31, 2000. The Company leases space as needed for satellite offices in Melbourne, Perth, and Brisbane in Australia, Auckland in New Zealand and Milton Keynes in the United Kingdom . The Company also leases space (typically varying from 4.5 square feet to 470 square feet) in various geographic locations to house telecommunications equipment for each of its POPs.

ITEM 3.   LEGAL PROCEEDINGS.

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against it by Trumpet Software ("Trumpet") over alleged copyright infringements and violations of Australia's Trade Practices Act. In August 1997, the Company proposed an
Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees previously expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation. While the issue of the amount of the Company's exposure with respect to legal fees previously expensed by Trumpet remained outstanding as at December 31, 1997, agreement has since been reached between the parties within the estimated amount accrued by the Company.

     On March 18, 1997, the Australasian Performing Rights Association ("APRA") filed a statement of claim against the Company. APRA claims that the Company has infringed copyright in a variety of musical works owned and controlled by APRA by permitting the Company's customers to download those works. APRA seeks injunctive relief and damages against the Company. The Company is defending this action. The Company does not believe that this action will give rise to any material liability. However, there can be no assurance that the ultimate disposition of this claim will not have a material adverse impact on the business, results of operations or financial condition of the Company, or that the Company will not be required to obtain a license or pay a license fee. The failure to obtain such a license could have a material adverse impact on the Company.

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by two former directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment, and stock ownership of the Minority Shareholders. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings in September, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and is defending the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

     From time to time, the Company has received, and may in the future receive, notice of claims by other parties against the Company. As of the date of this Form 10-K, the Company is not a party to any other legal proceedings, and is not aware of any other pending or threatened proceedings the outcome of which, in the opinion of management, would have a material adverse impact on the Company's business, results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  .

     On September 18, 1997, a general meeting of shareholders was convened. At the meeting, the following resolutions were passed: the division of the share capital of OzEmail to effectuate a ten for one share split (7,348,298 votes for; 1,700 votes against); amendments to the OzEmail Articles of Association to be consistent with the listing rules of the Australian Stock Exchange Limited (7,350,398 votes for; 1,500 votes against); and an increase in the maximum aggregate remuneration per year of OzEmail non-executive directors to A$300,000 (7,345,865 votes for; 3,303 votes against).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S AMERICAN DEPOSITARY SHARES AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

     Prior to the quotation of the American Depositary Shares on the Nasdaq National Market beginning on May 29, 1996, there was no established trading market for the Ordinary Shares. Since May 29, 1996, the American Depositary Shares, each representing ten Ordinary Shares of OzEmail Limited, have been quoted on the Nasdaq National Market under the symbol "OZEMY." The following table sets forth the range of high and low closing sale prices of the American Depositary Shares on the Nasdaq National Market for the fiscal periods indicated:

                                                                              HIGH                                LOW
                                                                      ---------------------              ---------------------
Year ended December 31, 1996
Second Quarter (from May 29)                                                       US$15.50                           US$11.00
Third Quarter                                                                         13.63                               6.25
Fourth Quarter                                                                        11.00                               7.13

Year ended December 31, 1997
First Quarter                                                                      US$14.13                           US$ 7.00
Second Quarter                                                                         8.50                              17.00
Third Quarter                                                                         16.00                              13.88
Fourth Quarter                                                                        13.63                              11.13

Year ending December 31, 1998
First Quarter (through March 31)                                                   US$16.88                            US$8.00
Second Quarter (through April 30)                                                     22.82                              16.00


     The last reported sale price of the American Depositary Shares on the Nasdaq National Market on April 30, 1998 was US$22.82 . As of December 31, 1997, there were 38 holders of record of American Depositary Shares.

DIVIDENDS

     The Directors of the Company declared a fully franked dividend of A$0.025 per share (A$0.25 per ADS) on February 26, 1998 with an Australian ex-dividend date of March 26, 1998 and an Australian dividend payable date of March 27, 1998. The dividend was paid in Australian dollars to those holders of Ordinary Shares. The Bank of New York is responsible for distributing the dividend to holders of ADSs in the US dollar equivalent of the Australian dollar payment. The Bank of New York, as depositary of the ADSs, has set the ex-dividend date for holders of ADSs as March 21, 1998 American Eastern Standard time, with a dividend payable date of April 6, 1998 American Eastern Standard time.

TAXATION

     This summary outlines certain Australian tax and United States Federal income tax considerations for United States persons, including individuals who are citizens or residents of the United States and domestic corporations, who hold the Ordinary Shares or ADSs of the Company. This summary does not deal with the tax consequences to U.S. Holders who carry on a business in Australia through a permanent establishment. For purposes of this discussion, "U.S. Holder" means a beneficial owner of Ordinary Shares or ADSs that (i) for U.S. federal income tax purposes is a U.S. resident, a domestic corporation, a domestic partnership, or a nonforeign estate or trust and (ii) does not own directly, indirectly or constructively 10% or more of the voting stock of the Company ("10% U.S. Shareholder"). This summary does not purport to be a complete technical analysis or listing of all potential tax effects to holders of Ordinary Shares or ADSs. Except as otherwise noted, the statements of Australian tax laws set forth below are based on the laws in force as of the date of this report, including the bilateral taxation convention between Australia and the United States (the "Treaty"), and are subject to any changes in Australian law occurring after such date. No arrangements exist or are proposed under which the Company will assume liability for, or reimburse to shareholders, any tax that the Company may withhold in respect of dividends in accordance with tax legislation. Purchasers of ADSs or Ordinary Shares should consult their tax advisors concerning the Australian tax consequences of their ownership of the ADSs or Ordinary Shares.

     This discussion is not binding upon the relevant Australian taxation authorities, or the courts in Australia, and there is no assurance that the relevant Australian taxation authorities, will not successfully assert contrary positions. Furthermore, no assurance can be given that future legislative, judicial decisions or administrative changes, applicable either on a prospective or retroactive basis, might not materially alter statements made in this summary.


AUSTRALIAN TAXATION



     Dividends. Fully franked dividends (i.e., dividends paid out of the Company's profits which have been subject to tax at the maximum corporate tax rate) which are paid to shareholders who are not residents of Australia will not be subject to Australian income or Australian withholding taxes. Unfranked dividends (i.e., dividends that are paid out of profits that have not been subject to Australian income tax) are subject to Australian withholding tax when paid to shareholders who are non-residents of Australia. In the event the Company pays partially franked dividends, shareholders will be subject to withholding tax on the unfranked portion. Pursuant to the Treaty, the withholding tax imposed on dividends paid by the Company to a U.S. resident is limited to 15%.

     Dividends which are paid to the Company by a U.S. subsidiary out of the trading profits of that subsidiary will give rise to a credit in the Company's "foreign dividend account" ("FDA"). Where the Company has a credit balance in its FDA and makes a written FDA declaration specifying that all or a portion of an unfranked dividend to be paid by the Company is an FDA dividend, the amount so specified will be exempt from Australian withholding tax. The payment of an FDA dividend gives rise to a debit in the Company's FDA account.

     Sale of ADSs or Ordinary Shares. Nonresidents of Australia who do not hold and have not at any time in the five years preceding the date of disposal held (for their own account or together or together with associates) 10% of more of the issued share capital of a public Australian company are not liable for Australian capital gains tax on the disposal of shares or ADSs of such company.

     Nonresidents of Australia are subject to Australian capital gains tax on the disposal of shares or ADSs of a private Australian company where the disposal consideration exceeds the cost base (indexed for inflation where the shares or ADSs are held for 12 months or more). The rate of Australian tax on taxable capital gains realized by nonresidents of Australia is 36% for companies. For individuals, the rate of tax increases from 29% to a maximum of 47%. Nonresidents of Australia who are subject to Australian tax on capital gains made on the disposal of shares or ADSs are required to file an Australian income tax return for the year in which the disposal occurs.

     A company listed on a stock exchange (a "Listed Company") will be treated as a private company in respect of a fiscal year for Australian tax purposes if it is closely held (i.e. at any time during that fiscal year, not less than 75% of the paid up capital of the Company, voting power or dividend rights is held by 20 or fewer persons), unless the Australian Commissioner of Taxation (the "Commissioner"), pursuant to the discretion granted to him, rules that such company will be treated as a public company for such fiscal year. As the ADSs are listed for quotation on the Nasdaq National Market, the Company will be deemed a Listed Company.

     On November 6, 1996, the Commissioner advised the Company that it would be treated as a public company for Australian tax purposes. The Commissioner's advice was based upon the Company's expectation that it would not be closely held at any time after its initial public offering. However, because the ownership of the Company must be continuously monitored, there can be no assurance that the Company will not become closely held, thereby losing its public company status for Australian tax purposes.

     Non-residents who are securities dealers or in whose hands a profit on disposal of ADSs or Ordinary Shares is regarding as Ordinary income and not as a capital gain (such as ADSs and Ordinary Shares are referred to as "revenue assets") will be subject to Australian income tax on Australia source profits arising on the disposal of the ADSs or Ordinary Shares, unless such profits are exempt from Australian tax under the Treaty. Prospective investors should consult their own tax advisors in determining whether the ADSs or Ordinary Shares are revenue assets because such a conclusion depends upon the particular facts and circumstances of the individual investor.

     Pursuant to the Treaty, capital gains or profits arising on the disposal of ADSs or Ordinary Shares which constitute "business profits" of an enterprise carried on by a resident of the United States who does not carry on business in Australia through a permanent establishment to which such gains or profits are attributable are exempt from Australian tax. The term "business profits" is not defined in the Treaty and thus its meaning in the present context is that which the term has under Australian tax law. The Australian Courts have held that the term business profits is not confined to profits derived from the carrying on of a business but must embrace any profit of a business nature or commercial character. The term "permanent establishment" is defined in the Treaty to mean a fixed place or business through which an enterprise is carried on and includes an Australian branch of the non-resident and an agent (other than an agent of independent status) who is authorized to conclude contracts on behalf of the non-resident and habitually exercises that authority in Australia. Any capital gains or profits derived by a resident of the United States from the disposal of the ADSs or Ordinary Shares held as revenue assets (including gains derived by a securities dealer) will constitute business profits under the Treaty and, thus be exempt from Australian tax, provided that such holder does not carry on business in Australia through a permanent establishment to which such gains or profits are attributable.

     Non-residents with no taxable capital gains or income from sources in Australia other than dividends with respect to the Ordinary Shares or ADSs are not required to file an Australian income tax returns.


STAMP DUTY

     Stamp duty is imposed in New South Wales on any transfer of shares (or interest in shares) in a company incorporated in New South Wales and will be payable on the transfer of Ordinary Shares in the Company. As Ordinary Shares are not listed on the Australian Stock Exchange, the rate of duty is A$0.60 for each A$100.00 of the consideration paid to acquire the Ordinary Shares in the case of an arms-length sale, or the higher of the consideration or market value in any other case. Where the consideration is not less than the unencumbered value of the Ordinary Shares, duty will be payable by the person acquiring those shares. Where the consideration is less than the unencumbered value of the Ordinary Shares, or there is no consideration, the transferor and transferee are jointly and severally liable for the stamp duty. No stamp duty will be payable in Australia on the transfer of ADSs or of ADRs provided that the transfer takes place without any written instrument.

     On July 1, 1998, the existing stamp duty legislation in New South Wales will be replaced by the new Duties Act. Under the Duties Act, stamp duty will be imposed on a transfer of ADSs whether or not the transfer is effected in writing. However, no duty will be payable in respect of a transfer of ADSs to a purchaser who is not a resident of Australia that is to be registered as an overseas register.


USE OF PROCEEDS

     In May 1996, in its initial public offering, the Company issued and sold 3,350,000 American Depositary Shares at a price of US$14 per shares, or US$46,900,000 in aggregate ("the Offering"). The managing underwriters were NationsBanc Montgomery Securities, Inc, and Unterberg Towbin.

     In connection with the Offering, the Company incurred (i) A$290,000 of expenses to directors and affiliates of the Company, and (ii) A$5,761,000 in registration expenses (including A$3,913,000 for underwriting discounts and commissions, A$77,000 for underwriting expenses, and A$1,771,000 for other related expenses). The net proceeds of the offering, after deducting the foregoing expenses, were A$52,549,000.

     The Company has used a portion of the net proceeds of the offering as follows: (i) approximately A$1,800,000 was used to repay indebtedness of directors; (ii) A$5,532,000 for the purchase and installation of machinery and equipment (iii) A$2,757,000 for the acquisition of other businesses (iv) A$1,750,000 for the repayment of a bank overdraft; (v) A$82,000 for professional indemnity insurance; (vi) A$4,672,000 for investment in new projects, technology and products to expand and complement the business; and (vii) A$35,956,000 placed in short term money market investments.

ITEM 6.   SELECTED FINANCIAL DATA.

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
             (IN THOUSANDS, EXCEPT PER SHARE AND SUBSCRIBER DATA)


                                                                        YEAR           YEAR           YEAR           YEAR
                                                 FROM INCEPTION TO      ENDED          ENDED          ENDED          ENDED
                                                    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1994             1995           1996           1997         1997 (1)
                                                 ------------------  -------------  -------------  -------------  -------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net access revenues                                    A$   692         A$ 8,868      A$ 27,784      A$ 55,767     US$ 36,249

Costs and expenses
Cost of revenues - network operations and
  support                                                   160            2,265          6,952         15,976         10,385
Cost of revenues - communications and other                 228            1,630          8,773         19,025         12,366
Sales and marketing                                          92            2,190          7,617         14,387          9,352
Product development                                          58               84          2,284          9,267          6,024
General and administrative                                  114            1,875          4,157         12,498          8,124
     Amortization of goodwill and other
       intangibles                                            -                -              -            533            346
   Total costs and expenses                                 652            8,044         29,783         71,686         46,597
Income (loss) from operations                                40              824         (1,999)       (15,919)       (10,348)
Income (loss)  before provision for income
  taxes and minority equity interest                         33              774            973        (13,985)        (9,090)
   Net income (loss)                                   A$    18         A$   400      A$    434        (16,768)       (10,899)

Basic net income per ADS (2)                           A$  0.18         A$  0.05      A$   0.05      A$  (1.60)    US$  (1.04)
Diluted net income per ADS (2)                         A$  0.18         A$  0.05      A$   0.05      A$  (1.60)    US$  (1.04)

Weighted average basic Ordinary Shares                      100           32,446         89,247        104,631        104,631
Weighted average diluted Ordinary Shares                    100           33,941         94,986        104,631        104,631
OTHER OPERATING DATA:
   EBITDA (3)                                                58            1,258            974         (7,480)        (4,862)
Cashflow provided by (used in)
  Operating activities                                     (217)           1,937          5,919          4,133          2,686
  Investing activities                                     (338)          (3,405)       (13,459)        (1,126)           731
  Financing activities                                      583            1,450         52,130          4,028          2,618

Active customers at end-of-period (4)                    10,831           42,453        108,607        168,100        168,100


                                                                        YEAR           YEAR           YEAR           YEAR
                                                 FROM INCEPTION TO      ENDED          ENDED          ENDED          ENDED
                                                    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1994             1995           1996           1997         1997 (1)
                                                 ------------------  -------------  -------------  -------------  -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash                                                     A$  28         A$     9      A$ 44,615     A$  51,614     US$ 33,549
Working capital (deficit)                                  (308)          (1,266)        40,933          4,727          3,073
Total assets                                                925            5,529         65,310        113,786         73,961
Long-term debt due to shareholders                            -              500              -              -              -
Total shareholders' equity                                   18            1,517         54,506         49,166         31,958

__________________
(1) Amounts translated for convenience at the exchange rate between the US dollar and the Australian dollar on December 31, 1997 of US$0.650.

(2) Following a ten for one stock split in September 1997, one ADS represents ten Ordinary Shares. The Company adopted statement of Financial Accounting No 128 "Earnings per share" (SFAS 128) during the fourth quarter of the year ended December 31, 1997. All comparative information has been restated to comply with SFAS 128.

(3) Represents earnings before depreciation and amortization, interest income and expense, and income tax expense. The Company has included information concerning EBITDA because it understands that such information is used in the Internet services industry as one measure of an entity's operating performance and historical ability to service debt. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles.

(4) The Company defines "active" customers as those who have utilized the Company's Internet services within the previous 90 days.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by those forward-looking statements as a result of various factors, including those set forth in this Form 10-K. Factors that could cause or contribute to such differences include those discussed herein as well as those included in the documents that the Company files from time to time with the Commission.

OVERVIEW

     The Company commenced operations in September 1994 and has become the leading Internet service provider in Australia (based on number of customers). The Company accomplished this by making significant capital investments in its telecommunications infrastructure and has funded increasing sales and marketing, customer support and content development in order to build brand identity and support an expanding subscriber base. In November 1995, the Company funded its launch into the New Zealand market. The Company expects to continue to expand its telecommunications infrastructure, sales and marketing, customer support and content development funding. These expansion efforts are likely to cause the Company to incur increases in expenses from time to time, both in absolute terms and as a percentage of revenue, in anticipation of future growth in the Company's subscriber base.

     In 1997, the Company undertook to enhance shareholder value by: increasing its share of the Australian market for Internet services; extending its presence in the enterprise and wholesale Internet market; and building its presence in international Internet telephony, a market in its early stages of development.

     During the period, the Company, through OzEmail Interline, entered into licensing agreements with companies in the United States, Europe, Japan and Hong Kong for the establishment of an international Internet telephony network. Significant investments were also made in the establishment of an experienced management team and in the enhancement of the Internet telephony service offering.

     The most significant investment undertaken by the Company in 1997 was the acquisition of Access One, the Internet service business of Solution 6. Access One was a major competitor of the Company. It possesses a strong presence and expertise in the Australian enterprise market. The Company believes that the acquisition will also result in potential synergies through the rationalization of POPs and the networks of OzEmail and Access One. Other significant investments undertaken by the Company include: expansion in early 1997 of the number of OzEmail POPs in Australia to 38; the roll-out of 33.6 and 56 Kbps modems throughout Australia; the installation of a comprehensive billing system; an increase in the range of enterprise customer solutions, including virtual private networks, Intranets, and web hosting services; the recruitment of additional sales and marketing staff; an increase in the range of value added content services. The Company also sought ways to reduce its communication costs. As part of this process the Company agreed in November 1997 to purchase bandwidth from Optus, Australia's second largest telecommunications carrier. The agreement encompasses volume-based discounts and differential pricing for domestic and international traffic.

     Net access revenues consist primarily of hourly connect-time and monthly user charges for Internet access. Net access revenue also includes charges for one-time Internet registration; sales of the Company's value added services; sales and advertising revenue received from the publication of Australian Net Guide and Australian Net Guide Online; set-up and establishment fees; and advertising revenues received from the provision of online content. The Company's revenues are recorded net of discounts and credit card chargebacks. Revenues from access fees are recognized over the period services are provided. Revenues for product sales and related Internet services are recognized as products and services are delivered or rendered. The Company also derives license fee revenues which consist primarily of license fees for the licensing of the Internet telephony service offering to network affiliates of OzEmail Interline. The Company also derives revenues from timed charges for the provision of the OzEmail Phone Internet telephony service in Australia, which are currently immaterial. See Note 1 of Notes to Consolidated Financial Statements.

     As a result of increased competition in the Australian Internet access and services industry, the Company launched new frequent user plans in December 1996, for residential and enterprise customers who regularly access the Internet. These plans, which were upgraded in March 1997, resulted in reductions in the average selling price of the Company's services. The Company expects to encounter additional pricing pressure, which in turn could lead to further reductions in the average selling price of the Company's services. The impact of such price reduction, or any future price reduction, on the Company's revenue or operating results cannot be definitively ascertained due to the variety of factors affecting the Company's revenues; however, if recent or future average selling price reductions do not generate sufficient increases in the number of customers or in hourly Internet access usage, the Company's operating results could be materially adversely affected.

RESTATEMENT OF METRO TRANSACTIONS

     In November 1996, OzEmail Fax Investments Pty Limited ("OzEmail Fax Investments"), a wholly owned subsidiary of OzEmail, and Ideata Pty Limited ("Ideata"), a third party company incorporated in Australia, entered into a partnership agreement, in the proportions 80% OzEmail and 20% Ideata, to develop and commercialize devices for voice and fax digitization and transmission through telephone, internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline Pty Limited ("OzEmail Interline") and the partnership was dissolved on June 26, 1997. Following this transaction, OzEmail Fax Investments owns an 80% equity interest in OzEmail Interline.

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest with Ideata Pty Limited (See "Notes to Consolidated Financial Statements"), entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80%, being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments. During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 of the Company's Ordinary Shares (represented by 540,000 ADSs) valued at US$11,948,000 (A$18,381,000) on April 15, 1998. Metro also agreed to forgive a debt of A$2,043,000 currently owned by OzEmail Interline. Metro has agreed to act as an agent in Europe for the Company's prepaid phone card service.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported quarterly results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues from Metro. Amounts received from Metro totaling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of December 31, 1997.

     OzEmail Fax Investments has therefore accounted for its investment in OzEmail Interline as an 80% controlled subsidiary since its formation in June 1997.

     The Company's repurchase of the equity interest in OzEmail Interline held by Metro and the termination of the license agreement will be recorded as 1998 transactions in the Company's statutory accounts and amounts received from Metro will be subject to taxation in 1997 under Australian tax laws.


RESULTS OF OPERATIONS

     The following table sets forth consolidated operating results of the Company as a percentage of net revenue for the years ended December 31, 1995, 1996 and 1997, respectively.

                                                                                           DECEMBER 31
                                                                        1995                 1996                  1997
                                                                  -----------------  --------------------  --------------------

NET ACCESS REVENUES                                                          100  %                100  %                100  %

COSTS AND EXPENSES
  Cost of revenues - network operations and support                           25.5                  25.0                  28.6
  Cost of revenues - communications and other                                 18.4                  31.6                  34.1
  Sales and marketing                                                         24.7                  27.4                  25.8
  Product development                                                          1.0                   8.2                  16.6
  General and administrative                                                  21.1                  15.0                  22.4
Amortization of goodwill and other intangibles                                   -                     -                   1.0
         Total costs and expenses                                             90.7                 107.2                 128.5
Income (loss) from operations                                                  9.3                  (7.2)                (28.5)
Interest income (expense)                                                     (0.6)                  7.3                   5.2
Foreign exchange gain                                                            -                   3.1                     -
Other income (expense)                                                           -                   0.3                  (1.8)
Income (loss) before provision for income taxes and minority
 equity interest                                                               8.7                   3.5                 (25.1)

Net income (loss)                                                              4.5%                  1.6%                (30.1)


FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

REVENUES

     Net access revenues consist primarily of hourly connect-time and monthly user charges for Internet access. Net access revenue also includes charges for one-time Internet registration; sales of the Company's value added services; sales and advertising revenue received from the publication of Australian Net Guide and Australian Net Guide Online; set-up and establishment fees; and advertising revenues received from the provision of online content. The Company's revenues are recorded net of discounts and credit card chargebacks. Revenues from access fees are recognized over the period services are provided. Revenues for product sales and related Internet services are recognized as products and services are delivered or rendered. The Company also derives license fee revenues which consist primarily of license fees for the licensing of the Internet telephony service offering to network affiliates of OzEmail Interline. License revenues are unpredictable and may not recur in future periods. The Company also derives revenues from timed charges for the provision of the OzEmail Phone Internet telephony service in Australia, which are currently immaterial. See Note 1 of Notes to Consolidated Financial Statements.

Total net revenues grew 100.7% from A$27,784,000 in 1996 to A$55,767,000 in 1997. Total revenue growth between 1996 and 1997 was attributable primarily to: growth in the number of active residential and enterprise customers using the Company's range of connectivity services and increases in billable hours; and revenue from the provision of Internet services to the New South Wales Department of School Education.

COST OF REVENUES - NETWORK OPERATIONS AND SUPPORT

     Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation and amortization expense on network equipment; and applicable overhead costs. Cost of revenues - network operations and support increased 129.8% from A$6,952,000 in 1996 to A$15,976,000 in 1997, and increased as a percentage of net revenues from 25.0% to 28.6%. The increase in cost of revenues
- network operations and support was primarily attributable to expansion of the Company's customer base and concurrent increases in the size and complexity of the Company's Internet network and support infrastructure for Internet access.

COST OF REVENUES - COMMUNICATIONS AND OTHER

     Cost of revenues - communications and other includes: monthly telecommunications expenses; a fee payable as a percentage of revenue to the New South Wales government for revenues sourced from government customers; merchant commissions on credit card sales; cost of domain name registrations; amortization of capitalized telecommunication installation costs; cost of other products sold by the Company; and editorial and production costs related to the production of NetGuide Magazine and NetGuide Online. Cost of revenues - communications and other increased 116.9% from A$8,773,000 in 1996 to A$19,025,000 in 1997, and increased as a percentage of net revenues from 31.6% to 34.1%, respectively. The increase in cost of revenues - communications and other was primarily attributable to increased usage of the Company's services and network.

SALES AND MARKETING

     Sales and marketing expenses include: sales and marketing personnel; promotional expenses; expenses related to the provision of the Company's online content services; and the allocable overheads. Specific marketing costs include advertising, co-operative disk bundling with computer hardware and modem manufacturers and retailers, computer fairs and registration starter disks. Sales and marketing expenses increased 88.9% from A$7,617,000 in 1996 to A$14,387,000 in 1997, and decreased as a percentage of revenues to 25.8% from 27.4%, respectively. The increase in sales and marketing expense was primarily attributable to: increased salaries and wages related to the hiring of additional sales, marketing and online content staff; increased promotional activities; and increased allocable overhead expenses. The increased expenditure in this category has been crucial to the Company establishing itself as the leading Internet Service Provider in Australia and to building its brand identity.

PRODUCT DEVELOPMENT

     Product development expenses include: development of the OzEmail Interline Internet telephony network; software development; engineering staff; software development fees paid to consultants; and allocable overheads. Product development expenses increased 305.7% from A$2,284,000 in 1996 to A$9,267,000 in 1997, and increased as a percentage of revenues from 8.2% to 16.6%, respectively. The increase in product development expenses was primarily attributable to costs: costs related to the commercialization of the OzEmail Interline Internet telephony service offering; and development of other products of the Company.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses include: administrative staff; depreciation of non-network equipment; travel expenses of management; allocable overheads; and allowance for bad and doubtful accounts and bank charges. General and administrative expenses increased 200.6% from A$4,157,000 in 1996 to A$12,498,000 in 1997, and increased as a percentage of net revenues from 15.0% to 22.4%, respectively. The increase in general and administrative expenses is primarily attributable to: hiring of a management and business development team in order to roll out OzEmail Interline's international network; charges related to the Portal customer care and billing system; increases in provisions for bad and doubtful debts and an increase in the write-off of bad debts associated with receivables growth and corporate policy; the inclusion of Access One general and administrative expenses following its acquisition in November 1997; increased consultancy fees; and costs associated with management estimates in respect of current litigation.

INTEREST AND OTHER INCOME AND EXPENSE

     Interest income increased 51.9% from A$2,148,000 in 1996 to A$3,262,000 in 1997. The increase is primarily attributable to the impact of the availability of cash balances arising from the May 1996 initial public offering for a full fiscal year offset by a use of these proceeds in expanding the business since the time of the initial public offering. In 1997, the Company incurred net expenses of A$1,011,000 compared to an income of A$83,000 in 1996. Net expenses in 1997 is primarily attributable primarily to a profit of A$775,000 from the sale of the Web Wide Media business in the March quarter of 1997, net of a A$1,546,000 write down associated with the Company's investment in Softbank Interactive Marketing as a result of Softbank Holdings' sale of its equity in Softbank

Interactive Marketing to ZULU-tek in return for Series C redeemable shares in ZULU-tek. (Note 3 to the Consolidated Financial Statements). Interest expense increased from A$58,000 in 1996 to A$356,000 in 1997. The increase was primarily attributable to finance costs related to capital leases on network equipment.

PROVISION FOR INCOME TAXES

     The Company incurred tax for the year ended December 31, 1997, despite the USGAAP losses recorded, as the Company was assessed on A$16,155,000 received as part of the Metro transactions detailed in Note 1 to the Consolidated Financial Statements which have been treated as capital in nature under USGAAP. The Company also incurred losses in New Zealand and in OzEmail Interline, which could not be utilized to offset income from those operations in a taxable position. At December 31, 1997, the Company had A$2,492,000 and A$3,397,000 of net operating loss carryforwards associated with the Voyager and OzEmail Interline operations, respectively. These loss carryforwards are available to reduce future taxable income of either entity without any time limitation. However, the loss carryforwards will expire in the event of a change in ownership of these entities of greater than 51%. Management believes that the weight of available evidence indicates that it is more likely than not that these operations will not be able to utilize the net operating loss carryforwards, and thus a full valuation reserve of A$897,000 and A$1,223,000 has been recorded at December 31, 1997 with respect to Voyager and OzEmail Interline losses, respectively (See Note 5 of Notes to Consolidated Financial Statements).

Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995

REVENUES

     Net access Revenues consisted primarily of hourly connect-time charges for Internet access. The Company also derived revenues from one-time registration charges, monthly connection charges, sales of the Company's value added services, and set-up and establishment fees. From March 1996, the Company has recognized revenue from advertising and subscription fees associated with NetGuide Magazine and NetGuide Online. Total net revenues grew 213.3% from A$8,868,000 in 1995 to A$27,784,000 in 1996. Total revenue growth between 1995 and 1996 was attributable primarily to growth in the number of subscribers using the Company's services.

COST OF REVENUES - NETWORK OPERATIONS AND SUPPORT

     Cost of revenues - network operations and support included: technical and customer support staff; network and equipment maintenance and support; and depreciation and operating lease rental expense on network equipment. Cost of revenues - network operations and support increased 207% from A$2,265,000 in 1995 to A$6,952,000 in 1996, and remained relatively flat as a percentage of net revenues at approximately 25%. The increase in cost of revenues - network operations and support was primarily attributable to expansion of the Company's subscriber base and the concurrent increase in size and complexity of its network operations and support infrastructure during 1996.

COST OF REVENUES - COMMUNICATIONS AND OTHER

     Cost of revenues - communications and other included: monthly telecommunications expenses; costs of software; and costs of modems and other products sold by the Company; and editorial and production costs related to the production of NetGuide in Australia. Cost of revenues - communications and other increased 438% from A$1,630,000 in 1995 to A$8,773,000 in 1996, and increased as a percentage of net revenues to 31.6% from 18.4%, respectively. The increase in cost of revenues - communications and other in absolute terms was primarily attributable to increases in the customer base and the resulting increase in the use of the Company's service and network; and increases in Telstra Internet usage charges. Prior to October 1, 1996, the installation costs for the Company's telecommunications network were not material and, consequently, were expensed as incurred. Due to the expansion of digital technology throughout the Company's telecommunications network, these costs became more significant. Consequently, effective October 1, 1996, the Company commenced including the installation costs as part of the acquisition costs of the telecommunications equipment. The net effect of this action was to increase plant and equipment by approximately A$495,000 at December 31, 1996, and earnings before tax by the same amount for the quarter and year then ended.

SALES AND MARKETING

     Sales and marketing expenses included: sales and marketing personnel; promotional expenses; and the allocable portions of travel and rent. Specific marketing costs include advertising, co-operative disk bundling with computer hardware and modem manufacturers and retailers, computer fairs and registration starter disks. Sales and marketing expenses increased 248% from A$2,190,000 in 1995 to A$7,617,000 in 1996, and increased as a percentage of revenues to 27.4% from 24.7%, respectively. The increase in sales and marketing expense was primarily attributable to: increased staffing and promotional activities; and the launch of the Company's enterprise sales group in the fourth quarter of 1995.

PRODUCT DEVELOPMENT

     Product development expenses included: software development; engineering staff; and software development fees paid to consultants. Product development expenses increased from A$84,000 in 1995 to A$2,284,000 in 1996, and increased as a percentage of revenues from 1.0% to 8.2%, respectively. The increase in product development expenses was primarily attributable to costs of A$1,333,000 related to the commercialization of the OzEmail Internet telephony service offering. The main components of OzEmail Internet telephony service offering product development expenditure were related to development of the host system. Net product development expenses associated with Web Wide Media were incurred in establishing a platform for commercialization of this Internet advertising service. Other product development costs were associated with the roll-out of the provision of services to the New South Wales Department of School Education, including the development of a system to train teachers through help tutorials and the development of a Department of School Education Web site.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses included: administrative staff; depreciation of non-network equipment; travel expense of management; and allowance for bad and doubtful accounts and bank charges. General and administrative expenses increased 121.7% from A$1,875,000 in 1995 to A$4,157,000 in 1996, but decreased as a percentage of net revenues from 21.1% to 15.0%, respectively. The increase in general and administrative expenses was primarily attributable to: hiring of additional management, finance, accounting and administrative staff to support the Company's expanding customer base.

INTEREST AND OTHER INCOME AND EXPENSE

     Interest and other income were not material in 1995. In 1996, the Company earned A$2,148,000 in interest income as a result of investing funds from the initial public offering that was consummated in May 1996. Other income of A$979,000 in 1996 comprised: gains on conversion into A$ of US$ proceeds from the initial public offering in May, 1996; and an investment gain from the sale of shares in Solution 6, which operated a rival ISP business in Australia. Interest expense increased from A$61,000 in 1995 to A$126,000 in 1996. The increase was primarily attributable to: indebtedness to shareholders, repaid after the May 1996 initial public offering; and interest on a bank facility, repaid after the aforementioned initial public offering.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate for the year ended December 31, 1996 was 57%. The Australian corporate tax rate is currently a flat rate of 36%. The higher effective tax rate was primarily attributable to the Company's losses incurred in New Zealand, which could not be utilized to offset income from operations in Australia. The Company's New Zealand-based majority-owned subsidiary has incurred a loss since its formation in 1995. At December 31, 1996, the Company had A$603,000 of net operating loss carryforwards associated with its New Zealand operations. These loss carryforwards are available to reduce future taxable income of Voyager without any time limitation. However, the loss carryforwards will expire in the event of a change in ownership of Voyager of greater than 51%. Management believes that the weight of available evidence indicates that it is more likely than not that the New Zealand operations will not be able to utilize the net operating loss carryforwards, and thus a full valuation reserve of A$325,000 was recorded at December 31, 1996 with respect to such losses. (See Note 5 of Notes to Consolidated Financial Statements).

QUARTERLY RESULTS

     The following table sets forth quarterly consolidated financial data for each of the eight quarters in the period ended December 31, 1997, including such amounts expressed as a percentage of total net revenues. The quarterly information below is unaudited, but has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflects all adjustments necessary to present this information fairly when considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited Consolidated Financial Statements and the notes thereto. Consolidated operating results for any quarter are not necessarily indicative of results for any future periods.



                                                     1996                                       1997
                                     FIRST     SECOND     THIRD     FOURTH     FIRST     SECOND      THIRD      FOURTH
                                    QUARTER   QUARTER    QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                    --------  --------  ---------  --------  ---------  ---------  ---------  ----------
                                                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA

Net access revenues                A$ 4,056   A$6,529   A$ 7,977  A$ 9,222   A$10,752   A$13,077   A$14,728    A$17,210
  Costs and expenses
    Cost of revenues -
     network operations and
     support                          1,019     1,470      1,760     2,703      3,166      3,843      3,968       5,000
    Cost of revenues -
     communications and other         1,498     2,250      2,787     2,238      3,447      4,603      4,440       6,535
    Sales and marketing               1,414     1,711      1,867     2,625      2,759      3,013      3,845       4,770
    Product development                  31        78         50     2,125      1,671      3,423      1,851       2,321
    General and administrative        1,306       717        879     1,255      1,442      3,503      1,429       6,124
                                    -------    ------    -------   -------    -------    -------    -------     -------
Amortization of goodwill and
 other intangibles                        -         -          -         -          -          -          -         533
                                    -------    ------    -------   -------    -------    -------    -------     -------
      Total costs and expenses        5,268     6,226      7,343    10,946     12,485     18,385     15,533      25,283
                                     ------    ------    -------   -------    -------    -------    -------     -------
Income (loss) from operations        (1,212)      303        634    (1,724)    (1,733)    (5,307)      (805)     (8,073)
Interest income (expense) net           (14)      192        869       975        544        440        822         692
Foreign exchange gain                     -       741        128        (2)         4          -       (116)        151
Other income (expense)                    -       (13)       125       (29)       941          -          -      (1,546)
                                    -------    ------    -------   -------    -------    -------    -------     -------
Income (loss) before
 provision for income
 taxes and minority
 equity interest                     (1,226)    1,223      1,756      (780)      (244)    (4,867)       (99)     (8,776)

Income tax benefit (provision)          371      (441)      (678)      192        (72)    (3,423)      (299)      1,012
Minority equity interest                 17         -          -         -          -          -          -           -
                                    -------    ------    -------   -------    -------    -------    -------     -------
Net income (loss)                  A$  (838)  A$  782   A$ 1,078  A$  (588)  A$  (316)  A$ (8,290) A$  (398)   A$ (7,764)
                                    =======    ======    =======   =======    =======    ========   =======     ========
Basic net income per ADS           A$ (0.12)  A$ 0.10   A$  0.10  A$ (0.06)  A$ (0.03)  A$  (0.80) A$ (0.04)   A$  (0.66)
                                    =======    ======    =======   =======    =======    ========   =======     ========
Diluted net income per ADS         A$ (0.12)  A$(0.10)  A$  0.10  A$ (0.06)  A$ (0.03)  A$  (0.80) A$ (0.04)   A$  (0.66)
                                    =======    ======    =======   =======    =======    ========   =======     ========

Weighted average basic ADSs (1)       7,000     7,949     10,347    10,350     10,350     10,350     10,396      11,771
                                    =======    ======    =======   =======    =======    ========   =======     ========
Weighted average diluted ADSs (1)     7,000     7,949     10,347    10,350     10,350     10,350     10,396      11,771
                                    =======    ======    =======   =======    =======    ========   =======     ========

(1) Following a ten for one stock split in September 1997, one ADS represents ten Ordinary Shares. The Company adopted statement of Financial Accounting No 128 "Earnings per share" (SFAS 128) during the fourth quarter of the year ended December 31, 1997. All comparative information has been restated to comply with SFAS 128.

RESTATEMENT OF  SECOND AND THIRD QUARTER 1997 RESULTS

     As noted in Note 1 to the Consolidated Financial Statements, during the second quarter, the Company via OzEmail Fax Investments, and its partnership interest with Ideata Pty Limited (See "Notes to Consolidated Financial Statements"), entered into agreements with subsidiaries of Metro under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro purchased a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80%, being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments. In the original second quarter 1997 10-Q filing, on the basis of the above transactions, the Company reported license fee revenues of A$10,124,000 and a profit on sale of its equity in OzEmail of $4,791,000, net of costs associated with the investment. OzEmail consolidated Interline's operating losses and recorded a minority interest of 52% in the second and third quarters of 1997.

     During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 Ordinary Shares of the Company (representing 540,000 ADSs) valued at approximately US$11,948,000 (A$18,381,000) on April 15, 1998. Metro also agreed to forgive a debt of A$2,043,000 owing by OzEmail Interline as at December 31, 1997. Metro also agreed to forgive a debt of $2,043,000 owing by OzEmail Interline as at December 31, 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, the Company has restated its previously reported second quarter results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues recognized in the second quarter of 1997 from Metro. (As noted in Note 5 to the consolidated financial statements, these transactions are still subject to tax under Australian taxation laws.) As a result of the change in ownership under Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H, a restatement has also been made to the previously released second and third quarter results.

     Amounts received from Metro totaling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of December 31, 1997. These amounts will be released in April 1998, when the Company issues the aforementioned 540,000 ADSs and records an additional 8% equity interest in OzEmail Interline. The Company does not believe that the effect of the consummation of the transaction in the second quarter of 1998 will have a material adverse effect on the Company's business, results of operations or financial condition.

                                                                                                    1997
                                                                                  -------------------------------------------
                                                                                  Second Quarter               Third Quarter
                                                                                                (in thousands)
Net income previously reported                                                          8,776                        448
Less adjustments to reported Net Income:
License Fee Revenue                                                                   (10,124)                      (622)
Profit on sale of 40% equity interest in OzEmail Interline (1)                         (5,034)
Minority Interest adjustment                                                           (1,908)                      (223)
                                                                                      -------                       ----
Adjusted Net Income (Loss)                                                             (8,290)                      (397)
                                                                                      =======                       ====

(1) Reversal of Profit on sale of 40% equity interest in OzEmail Interline excludes costs associated with transactions, and therefore varies from the reported income of A$4,792,000.

                                                     1996                                    1997
                                     FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                    --------  --------  --------  --------  --------  --------  --------  --------
AS A PERCENTAGE OF REVENUES
NET ACCESS REVENUES                   100   %   100   %   100   %   100   %   100   %   100   %   100   %   100   %
  Costs and expenses
    Cost of revenues -
     network operations and
     support                           25.1      22.5      22.1      29.3      29.4      29.4      26.9      29.1
    Cost of revenues -
     communications and other          36.9      34.5      34.9      24.3      32.1      35.2      30.1      38.0
    Sales and marketing                34.9      26.2      23.4      28.5      25.7      23.0      26.1      27.7
    Product development                 0.8       1.2       0.6      23.0      15.5      26.2      12.6      13.5
    General and  administrative        32.2      11.0      11.0      13.6      13.4      26.8       9.7      35.6
Amortization of goodwill and
 other intangibles                        -         -         -         -         -         -         -       3.1
                                     ------      ----      ----     -----     -----    ------     -----    ------
      Total costs and expense         129.9      95.4      92.0     118.7     116.1     140.6     105.4     147.0
                                     ------      ----      ----     -----     -----    ------     -----    ------
Income (loss) from operations         (29.9)      4.6       8.0     (18.7)    (16.1)    (40.6)     (5.5)    (47.0)
Interest income (expense) net          (0.3)      2.9      10.9      10.6       5.0       3.4       5.6       4.0
 Foreign exchange gain (loss)             -      11.3       1.6         -         -         -      (0.8)      0.8
 Other income (expense)                   -      (0.2)      1.5      (0.3)      8.8         -         -      (9.0)
                                     ------      ----      ----     -----     -----    ------     -----    ------
Income (loss) before
 provision for income
 taxes and minority
 equity interest                      (30.2)     18.7      22.0      (8.4)     (2.3)    (37.2)     (0.6)    (51.0)
Income tax benefit (provision)          9.1      (6.7)     (8.5)      2.0      (0.6)    (26.2)     (2.0)      5.9
Minority equity interest                0.4         -         -         -         -         -         -         -
                                     ------      ----      ----     -----     -----    ------     -----    ------
Net income (loss)                     (20.7)%    12.0%     13.5%     (6.4)%    (2.9)%   (63.4)%    (2.7)%   (45.1)%
                                     ======      ====      ====     =====     =====    ======     =====    ======


COMPARISON OF REVENUES FOR FOURTH QUARTER, 1997 WITH REVENUES FOR FOURTH QUARTER, 1996

     Revenues grew 86.6% to A$17,210,000 in the fourth quarter of 1997 from A$9,222,000 in the fourth quarter of 1996. The increase in revenues was attributable primarily to: growth in the number of enterprise and residential active customers using the Company's range of connectivity services and increases in billable hours; the inclusion of Access One sales revenue following its acquisition in November 1997; and increased revenue from the sale of ISDN connections and permanent modems. The increase in revenue growth was offset by the effect of the growth in the level of frequent user plans adopted by the Company's customers. As of December 31, 1997, the Company's active customer base consisted of approximately 168,100 customers. As of December 31, 1996, the Company's active customer base consisted of approximately 108,600 customers.

COMPARISON OF COSTS AND EXPENSES FOR FOURTH QUARTER, 1997 WITH COSTS AND EXPENSES FOR FOURTH QUARTER, 1996

COST OF REVENUES - NETWORK OPERATIONS AND SUPPORT

Cost of revenues - network operations and support grew 85.0% to A$5,000,000 in the fourth quarter of 1997 from A$2,703,000 in the fourth quarter of 1996, but decreased marginally as a percentage of net revenues to 29.1% from 29.3%, respectively. The increase in cost of revenues in absolute terms was primarily attributable to expansion of the Company's customer base and the concurrent increase in the size and complexity of the Company's telecommunications network and support infrastructure.

COST OF REVENUES - COMMUNICATIONS AND OTHER

     Cost of revenues - communications and other increased 192.0% to A$6,535,000 in the fourth quarter of 1997 from A$2,238,000 in the fourth quarter of 1996 and increased as a percentage of net revenues to 38.8% from 24.3%, respectively. The increase in absolute terms was primarily attributable to: increased usage of the Internet by active customers and increased megabyte usage due to the adoption of higher speed modems by the Company's customer base and increases in permanent connections; the inclusion of Access One communications costs following its acquisition in November 1997; and the introduction of digital technology throughout POPs in New South Wales and Queensland in order to enhance the quality of service to regional centres which have a significant active customer base. The increase in cost of revenues - communications and other as a percentage of net revenues was primarily attributable to: higher communications costs as a result of higher megabyte usage of the Internet and Access One communications costs. Since the acquisition of Access One, the Company has commenced a process of communications cost rationalization, involving the termination of Access One's excess Trans-Pacific bandwidth capacity and lower per megabyte data charges as a result of an agreement entered into with Optus Communications in December 1997. The Company is undergoing further rationalization of the OzEmail and Access One networks throughout 1998 in the expectation of creating additional cost efficiencies.

SALES AND MARKETING

     Sales and marketing expenses increased 81.7% to A$4,770,000 in the fourth quarter of 1997 from A$2,625,000 in the fourth quarter of 1996, but decreased as a percentage of net revenues to 27.7% from 28.5%, respectively. The increase in absolute terms was primarily attributable to: increased salaries and wages related to hiring of additional sales and marketing staff; the inclusion of Access One's sales and marketing expenses following its acquisition in November 1997; increased advertising and promotional costs; and increases in allocable overheads.

PRODUCT DEVELOPMENT

     Product development expenses increased 9.2% to A$2,321,000 in the fourth quarter of 1997 from A$2,125,000 in the fourth quarter of 1996, but decreased as a percentage of net revenues to 13.5% from 23.0%, respectively. The increase in absolute terms was primarily attributable to costs related to the commercialization of the OzEmail Interline Internet telephony service offering.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 388.0% to A$6,124,000 in the fourth quarter of 1997 from A$1,255,000 in the fourth quarter of 1996, and increased as a percentage of sales to 35.6% from 13.6%, respectively. The increase in absolute terms was primarily attributable to: hiring of a management and business development team in order to roll out OzEmail Interline's international network; charges related to the Portal customer care and billing; an increase in provisions for bad and doubtful debts in line with receivables growth and corporate policy; costs associated with management's estimates in respect of current litigation; and inclusion of Access One general and administrative expenses following its acquisition in November 1997.

INTEREST AND OTHER INCOME AND EXPENSE

     Interest income decreased to A$829,000 in the fourth quarter of 1997 from A$979,000 in the fourth quarter of 1996. The decrease was primarily attributable to a decrease in short-term Australian interest rates throughout 1997. Interest expense increased to A$137,000 in the fourth quarter of 1997 from A$4,000 in the fourth quarter of 1996. The increase was attributable to finance costs related to a capital leases on network equipment. Other expenses in the fourth quarter of 1997 related to an A$1,546,000 write down associated with the Company's investment in Softbank Interactive Marketing as a result of Softbank Holdings' sale of its equity in that venture to ZULU-tek.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations to date through cash flow from operations, shareholder loans, capital leases, bank advances and the issuance of equity securities. In the second quarter, 1996, the Company completed its initial public offering, raising net proceeds of US$41,664,000 (A$51 million). In the third quarter, 1996 the Underwriters to the initial public offering exercised an option to acquire a further 150,000 ADSs at US$14 per share. These funds have been and will be used to fund (i) the expansion of the Company's telecommunications infrastructure, (ii) the repayment of A$1.8 million (approximately US$1.4 million) in loans made to the Company by certain of its shareholders, (iii) expansion of the Company's international operations; (iv) expansion of the Company's marketing and customer support staff and programs;
(v) working capital and general corporate purposes; (vi) acquisition of businesses, technologies and products that expand or complement the business of the Company; and (vii) development of additional products and services.

     Net cash flows provided by operating activities in 1997 totaled A$4,133,000 (US$2,686,000), as compared to A$5,919,000 (US$4,697,000) in 1996. The decrease in net cash flows provided by operating activities in 1997 is primarily attributable to an increase in revenues offset primarily by an increase in expenditure on product development incurred in respect to the expansion and development of the OzEmail Interline Internet telephony network technology.

     Net cash flows used in investing activities in 1997 totaled A$1,126,000 (US$731,000), as compared to A$13,459,000 (US$10,681,000) in 1996. The decrease in net cash flows used in investing activities in 1997 is attributable to cash received in June 1997 of approximately A$18,686,000 in relation to the Metro transactions offset by plant and equipment purchases totaling A$13,948,000 (US$9,066,000) in the year ended December 31, 1997 and the A$5,000,000 US$(3,250,000) paid in relation to Access One Acquisition. The "deposits under agreements with Metro" will be extinguished via the issuance of 540,000 ADSs and therefore will not effect the future liquidity of the Company. The Company anticipates that it will continue to incur significant capital commitments in connection with further expansion.

     Net cash flows provided by financing activities in 1997 totaled A$4,028,000 (US$2,618,000), as compared to A$52,130,000 (US$41,370,000) in 1996. Net cash flows provided by financing activities in 1996 is primarily related to net proceeds from the Company's initial public offering in May 1996. Net cash flows provided by financing activities in 1997 were primarily attributable to the sale and lease-back of equipment under finance leases. At December 31, 1997, the Company's principal source of liquidity was A$51,614,000 (US$33,549,000) in cash and cash equivalents, as compared to A$44,615,000 (US$35,406,000) in cash and cash equivalents as at December 31, 1996.

     The Company believes that its cash and cash equivalents as at December 31, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements. The "deposits under agreements with Metro" will be extinguished via the issuance of 540,000 ADSs and therefore will not effect the future liquidity of the Company. However, the Company may seek to expand its operations by making acquisitions or entering into joint ventures or licensing agreements in domestic or international markets, which may require additional capital. Entrance into certain countries or markets could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to successfully obtain such financing in a timely fashion, and limitations imposed on the foreign ownership of stock under the Australian Foreign Takeovers and Acquisitions Act could frustrate such efforts. The Company may from time to time consider the acquisition of complementary businesses, products or technologies which may require additional financing, although it has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations, with respect to any such transaction.

FACTORS THAT MAY AFFECT QUARTERLY OR ANNUAL OPERATING RESULTS

     In addition to the specific risks outlined in Item 1 of this Annual Report, the following factors could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     OzEmail was incorporated and commenced offering Internet services in Australia in September 1994. Voyager, the Company's majority-owned and controlled subsidiary, commenced offering Internet services in New Zealand in November 1995. Cyber Publications, a wholly-owned subsidiary which provided online and printed content until the sale of the business in the first quarter of 1998, was incorporated in January 1996. The Company's Internet telephony service commenced operations on a limited scale in 1997. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Although the Company has experienced revenue growth in revenues since its incorporation, the Company believes that the growth rate may not be sustainable and are not indicative of future operating results. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including user demand for Internet access and services, capital expenditures and other costs relating to the maintenance and expansion of operations, the number and mix of residential and business customers, customer retention rates, pricing changes by the Company and its competitors, new service introductions by the Company and its competitors, delays or expense in obtaining necessary equipment, access to telecommunications transmission capacity supplied by telecommunications carriers, economic conditions in the Internet access and services industries and general economic conditions. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of customers, higher revenue from enhanced services, cost reductions or otherwise. There can be no assurance that revenue growth will continue or that the Company will in the future sustain profitability on either a quarterly or annual basis.

     The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. Since OzEmail became a public company it has hired a significant number of employees and the Company expects to continue hiring in future periods. The Company expects that this rapid increase in employee expense will have a negative impact on the Company's operating margins in these periods and may also negatively impact operating margins in future periods. Similarly, to the extent the Company commits financial resources to geographic expansion or investment in infrastructure, the Company's operating results may be adversely impacted for an extended period.

     At December 31, 1997, the Company had A$2,492,000 and A$3,397,000 of net operating loss carry forwards associated with its New Zealand operations and OzEmail Interline operations, respectively. Management believes that, based on the history of such losses and other factors, it is more likely than not that these operations will not be able to utilize such losses, and a full valuation reserve of A$897,000 is held in respect of Voyager and A$1,223,000 in respect to OzEmail Interline as at December 31, 1997. If future evidence indicates that these operations will be likely to be able to utilize these net operating loss carry forwards in future years, the valuation reserve will be reduced, which will correspondingly reduce the Company's tax provision.

     The Company anticipates a decrease in demand during Australia and New Zealand's summer months in December, January and February of each year. There can be no assurance that the Company's results in any future quarter will not be negatively affected by such trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


DEPENDENCE ON THIRD-PARTY SUPPLIERS OF HARDWARE AND SOFTWARE; SHORTAGE OF MODEMS

     The Company is dependent on certain third-party suppliers with respect to purchase of certain key products including digital modems, terminal server equipment, and UNIX server equipment. Although alternate sources of supply are available for these products, making a transition could prove costly and cause interruption in service. The supply of modems, a critical component of the Company's networks, has been adversely affected in the past by the lack of availability of modem chips necessary for many brands of modems. The

Company has in the past had modems on back order and has experienced delays in obtaining modems. The delays in obtaining modems that the Company experienced in the past abated during 1996. There is no current indication that such shortages will re-occur.

     The Company also promotes third-party software for use by its customers. Access to and the cost of such software is critical to the Company's ability to compete for customers. For example, the Company currently has an agreement enabling it to distribute to its customers Web browsers offered by Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"). Loss of access to popular software or software upgrades, grants of exclusive rights to the Company's competitors or price increases could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON TELECOMMUNICATIONS CARRIERS

     The Company's services are provided using data communications capacity leased from third parties. The Company is substantially dependent upon Telstra and Optus for the provision of data transmission and Internet backbone services. Access to these services is critical to the Company's business. While Optus, Australia's second largest telecommunications carrier, provides some competition to Telstra, Telstra has significant capacity to impose price increases on its customers, including the Company. Although both Telstra and Optus are currently subject to supervision and regulation by the Australian Competition and Consumer Commission ("ACCC"), telecommunications charges to Internet service providers may be increased over time. Telstra currently offers Internet access services in competition with those offered by the Company, and has expanded its service offering and its subscriber base. Optus has publicized its intention to offer Internet access services to the enterprise and government sector. There can be no assurance as to the future regulatory environment in which the Company will operate or that Telstra or others will not use their strategic positions to gain a competitive advantage in some future period, including by price reductions, service bundling, transmission capacity rationing or by some other means. Any such actions by Telstra, Optus or other significant telecommunications carriers could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Commonwealth Government has successfully completed an initial public offering of approximately one-third of the issued capital of Telstra in 1997. Legal restrictions will prevent a material holding by any single party in the shares to be offered under the initial public offering. The introduction of market scrutiny on Telstra's management performance may affect the manner in which Telstra conducts its business, including those upon which OzEmail is dependent.

     The Company will need access to expanded bandwidth capacity if its customer base increases. Inability to obtain necessary additional transmission capacity from Telstra or Optus or by other means could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, failure of the Telstra and/or Optus network, even for a short period, could have a material adverse effect on the Company's business, results of operations and financial condition.

     OzEmail is substantially dependent on Telstra and Optus for the provision of certain services related to maintenance and expansion of the Company's networks. OzEmail has, from time to time, experienced delays in the receipt of telecommunications services from Telstra. These delays have in the past and could in the future inhibit the Company's ability to deliver its services and expand the capacity of its network. Telstra is the sole supplier of ISDN service connections for the Company.

     Voyager is substantially dependent upon New Zealand Telecom, New Zealand's largest licensed telecommunications carrier, for network access. The Company's major New Zealand competitor is XTRA, a division of Telecom New Zealand, which launched its service in the second quarter of 1996. In September, 1996, Voyager lowered its peak connection time rate in response to XTRA reducing its access charges in August, 1996. Voyager further reduced its peak connection time rate in March, 1997. There can be no assurance that pricing practices engaged in by XTRA will not intensify in the future.

MANAGEMENT OF GROWTH

     The Company's recent growth has placed, and in the future may continue to place, a significant strain on the Company's administrative, operational and financial resources and has increased demands on its systems and controls. The Company anticipates that its continued growth will require it to recruit and hire a substantial number of new managerial, technical and sales and marketing personnel. Competition for qualified personnel in the Internet industry is intense and there are a limited number of persons in the Company's markets with knowledge of and experience in the Internet service industry. The process of locating, training and successfully integrating such personnel into the Company's operations is often lengthy and expensive. There can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel.

     Although the Company has devoted significant resources to establishing systems and controls suited to the Company's operations, many of these systems are relatively new, and therefore, there can be no assurance that these systems and infrastructure will be adequate to maintain and effectively monitor future growth. The Company has in the past experienced delays in invoicing customers and verifying customer creditworthiness. These delays were caused primarily by staffing shortages resulting from the Company's recent growth. The Company requires most of its residential customers to pay for its services using their credit cards. The Company primarily bills its users based on obtaining valid credit card authorizations, prior to recognizing revenues for financial statement reporting purposes. The Company is in the process of identifying and installing additional systems to be used for billing, customer service and customer tracking, but there can be no assurance as to the time necessary or the expense associated with implementing such systems. The Company may from time to time be exposed to fraud or malpractice which may have a material adverse effect if practised on a wide scale and/or over an extended period. Any system failures could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED MARKET; RISK OF INTERNATIONAL EXPANSION

     To date, the Company has only limited experience providing Internet services internationally. There can be no assurance that these operations will be profitable in the short term or at all. Failure in any of these international expansion efforts could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that the Company will be able to obtain or retain the permits and operating licenses required for it to operate its networks, to hire and train employees, to market, sell and deliver its services in these markets or to provide regionally-focused content that reflects the culture, needs, and markets of the new countries. Any of these factors could result in cessation of operations and a complete loss of the investment in the affected countries, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     OzEmail Interline has licensed the OzEmail Phone and OzEmail Fax services to third parties internationally and it intends to extend the number of international licensees. There are certain risks inherent in licensing these services to third parties internationally. There can be no assurance that licensees of these services will be able to: obtain or retain regulatory approval to operate the services; expand the network in their territory of operation; operate the services in their territory in an efficient and commercially viable manner; pay license fees to the Company for the operation of the services in a timely manner or at all; and hire and train employees to operate, sell, market and deliver the services to an appropriate standard of expertise. Any of these factors could result in a failure to expand the OzEmail Interline service to a commercially viable extent, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     There are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, expropriation, nationalisation, war and other political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology exports and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. Specific to the Internet industry, companies conducting business in foreign countries may require operating licenses in new and uncertain regulatory environments. Such licenses may be difficult to obtain and retain depending on government policies, customs, changes in political leadership, and other factors. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations, and may be required by law to hold only a minority interest in any operating entity. To the extent the Company is a party to joint ventures, the Company may be subject to loss of proprietary information, risky business practices and other strategic decisions contrary to the Company's business judgment. In addition, international expansion could require a significant diversion of financial and technical resources and management attention from operations in Australia and New Zealand. In addition, there can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries in which the Company operates will not change.

NEW AND UNCERTAIN MARKET; CUSTOMER RETENTION

     The market for Internet connectivity services and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet connectivity services, online services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet access services may also adversely affect the Company's ability to retain new customers, as customers may discontinue the Company's services after an initial trial period. If demand for Internet services fails to grow, or grows more slowly than anticipated, the Company's business, results of operations and financial condition could be materially adversely affected.

     To continue to realize customer growth in all its markets, the Company must continue to replace terminating customers and attract additional customers. During each fiscal period the Company typically acquires new subscribers to its services, and at the same time, deems others to no longer be "active" as a result of their failure to use the Company's services within the prior 90 day period. For example, the Company's "active" user total of 168,100 as of December 31, 1997 reflects an increase of approximately 65,572 active customers from September 30, 1997, offset by a decrease during the same period of approximately 24,670 other customers no longer deemed to be "active" users. The sales and marketing expenses and customer acquisition costs associated with attracting new customers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its customers. The Company continues to invest significant resources in its telecommunication infrastructure and customer support resources, but there can be no assurance that these investments will improve customer retention. Since the Internet market is new and the utility of available services is not well understood by many new and potential customers, the Company is unable to predict future customer retention rates. Any deterioration in customer retention rates or increased costs associated with retaining customers could have a material adverse effect on the Company's business, results of operations and financial condition.

RAPID TECHNOLOGICAL CHANGE

     The Internet services industry in which the Company operates is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new products and services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render the Company's products, software, services or technologies non-competitive or obsolete. In addition there can be no assurance that product or service developments or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards.

SECURITY RISKS

     Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, the Company's Internet infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers, employees or other Internet users. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to the Company's Internet customers. Further, such inappropriate use of the Internet could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties connected to the Internet, which may deter potential customers and give rise to uncertain liability to users whose security or privacy has been infringed. The security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular. A significant security breach could result in loss of customers, damage to the Company's reputation, direct damages, costs of repair and detection, and other expenses. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK OF SYSTEM FAILURE

     The success of the Company is largely dependent upon its ability to deliver high quality, uninterrupted access to the Internet. Any system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. The Company has experienced mechanical, network and other failures relating to individual POPs, and the Company's subscribers have, from time to time, experienced difficulties in accessing and maintaining connection to the Internet. The Company's telecommunications network is carried primarily on lines leased from Telstra, Optus and Telecom New Zealand. Failures in these or other communications networks relied on by the Company will result in customers receiving no or diminished access to the Internet. The Company also leases the properties where its POPs are located. Any relocation that may be required as a result of expired or changing lease terms may result in increased costs or temporary disruption of service. The Company seeks to regularly upgrade its POPs to reduce congestion and improve efficiency. This process has, in the past been slowed down by the inability of the Company to obtain necessary modems. Such difficulties in the future could cause a loss of customers or slow the growth of new customers, and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its data centers, POPs, fax interface nodes and voice interface nodes against damage by fire, earthquake, natural disaster, power loss, telecommunications failures, unauthorised intrusion and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, results of operations and financial condition. In particular, a catastrophic failure at either the Sydney, Melbourne or Brisbane hubs would result in decreased network performance and, if prolonged, could result in reduced revenues, loss of customers and damage to the Company's reputation, any of which could in turn have a material adverse effect on the Company's business, results of operations and financial condition. While the Company carries property and business interruption insurance to cover its operations, the coverage may not be adequate to compensate for losses that may occur.

FORMAL LICENSING AND JOINT MARKETING AGREEMENTS

     The Company is currently a party to a number of contractual agreements whereby the Company licenses software for its own systems, obtains rights to distribute software to its customers and establishes marketing arrangements pursuant to which its products are delivered to customers and potential customers. Among these agreements, the Company has an agreement enabling the Company to supply Microsoft Internet Explorer or Netscape Web browser software to each of its customers. The Company believes that the ability to supply the web browser software is important in its efforts to attract and retain customers, but there can be no assurance that the Company will be able to continue to obtain necessary browser and other software at favorable prices or at all. The Company has also entered into agreements with a number of modem and computer suppliers and magazine publishers to bundle the Company's installation software with their products. The Company believes that these arrangements have contributed to the Company's efforts to expand its customer base, but there can be no assurance that these agreements will be renewed or that future agreements will be on terms as favorable to the Company as those currently available. In addition, as the Australian modem market changes and new entrants gain market share, there can be no assurance that the Company will be able to enter similar bundling agreements with the new entrants, or that the companies currently bundling the Company's software will maintain their current market shares. Such promotional techniques may be less effective in the future. Any decrease in the effectiveness of these agreements could have a material adverse effect on the Company's business, results of operation and financial condition.

RISKS ASSOCIATED WITH PROVIDING CONTENT

     As an online content provider, the Company faces uncertainty as to its ability to develop marketable content in a cost-effective manner. The Company also depends substantially on obtaining and retaining licenses to content developed by third parties for its online service offering and its print magazine. There can be no assurance that such third-party providers will continue to develop and provide such content, will provide content at the necessary quality level, or will provide such content to the Company on a cost-effective basis. Failure to develop, maintain and continue to provide high-quality content could cause a reduction in both the number of new customers and the use of the Company's service by existing customers, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. The Company may experience these difficulties to an even greater extent in international markets that it enters in the future. For example, providing online content also exposes the Company to liability for copyright infringement, defamation and other claims. Providing real time stock quotes from the Australian Stock Exchange through OzEmail Stockwatch also exposes the Company to the possibility of legal action if the company fails to exercise reasonable care in providing accurate stock quotes, and quoted companies or investors in such quoted companies suffer economic loss from resultant inaccuracies in the provision of stock quotes. The Company's international expansion plans may expose the Company to similar claims in additional countries, including countries that may have laws less favorable to the Company.

POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH THE NETWORK

     Internet service providers may face potential liability in Australia and worldwide for the actions of customers and others whose publications are viewed or otherwise accessed by persons using their systems, including liability for defamation or the dissemination of obscene or other uncensored material. A number of Internet service providers in the United States have been sued for libel and copyright infringement arising out of the acts of others. The Company believes that no similar litigation has been commenced against Internet service providers (including the Company) in Australia or New Zealand. There can be no assurance, however, that the laws of these countries or other countries in which the Company may establish a presence will not impose liability on Internet service providers for the acts of those using their networks.

     In addition to civil liability that might be imposed on the Company for violations of privacy or intellectual property rights, the Company may face action by governmental authorities in respect of certain sexually explicit or otherwise offensive or illegal material available on the Company's servers and other servers connected to the Internet and accessible via the Company's network. One U.S. online service provider faced demands from German authorities demanding that it deny access to certain sexually explicit news groups. The Company believes that no such action has been taken in Australia or New Zealand to date, but there can be no assurance that such actions will not be taken in the future.

UNCERTAINTY OF CURRENCY EXCHANGE RATES

     The Company, with its current or proposed operations in Australia, New Zealand and other Asian-Pacific countries, earns all of its revenues in currencies other than U.S. dollars. Fluctuations in the exchange rate between the Australian dollar and the U.S. dollar may affect the Company's earnings, the book value of its assets and its shareholders' equity as expressed in U.S. dollars, and consequently may affect the market price for the ADSs. Such fluctuations will also affect the conversion into U.S. dollars by the Depositary of cash dividends, if any, paid in Australian dollars on the Ordinary Shares represented by the ADSs.

NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

     There can be no assurance that the Company will not seek to exploit business opportunities of a kind which will require it to raise additional capital from equity or debt sources. In particular, entrance into certain countries and commercialization of new technology and products to expand and complement the business could require a significant commitment of resources, which could in turn require the Company to obtain additional financing. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the Company's business, financial condition and results of operations.

ENFORCEABILITY OF CIVIL LIABILITIES

     The Company is an Australian public limited company. Most of its current directors and executive officers reside in the Commonwealth of Australia. Substantially all of the assets of these persons and of the Company are located outside the U.S. (principally in the Commonwealth of Australia). As a result, it may not be possible for investors to effect service of process within the U.S. upon such persons or to enforce against such persons or the Company in foreign courts judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the U.S. The Company has been advised by its Australian counsel, Garland Hawthorne Brahe, that there is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served under Australian law.

ANTITAKEOVER IMPACT OF RESTRICTIONS ON FOREIGN INVESTMENT IN AUSTRALIA

     Under Australian law, foreign persons are prohibited from acquiring more than a limited percentage of the shares in an Australian company without approval from the Australian Treasurer, or in certain other limited circumstances. These limitations are set out in the Australian Foreign Takeovers and Acquisitions Act. At this time, any foreign person, together with associates, is prohibited from acquiring 15% or more of the outstanding shares in the Company, and the total holdings of all foreign persons must be less than 40% in the aggregate unless approval is granted by the Australian Treasurer. Such investment restrictions could have a material adverse effect on the Company's ability to raise capital as needed and could make more difficult or render impossible attempts by foreign entities to acquire the Company, including attempts that might result in a premium over market price to holders of ADSs.

CONTROL OF THE COMPANY

     As of April 30, 1998 members of the Company's Board beneficially own 60.6% of the outstanding Ordinary Shares of the Company. If these individuals were to vote in the same manner on any matter requiring approval of a majority of the outstanding Ordinary Shares of the Company, such matter would be approved or defeated, as the case may be, depending upon the vote of such individuals.

YEAR 2000 COMPLIANCE PROJECT

     The Company has a Year 2000 Compliance Project to review all the Company's services with a view to ensuring they remain operational before during and after the transition to the year 2000. Many existing computer systems use two digit data fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 97 is recognized as the year 1997). Date critical functions relating to the year 2000 and beyond may be adversely affected unless changes are made to existing systems. The Company is assessing the internal readiness of its existing computer systems to handle the advent of the year 2000. The Company expects to implement any systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial conditions. In addition, the Company is engaged in a review of its major suppliers to assess the extent of their preparations for the year 2000. The Company does not anticipate any material expense to be incurred in the process of its review. However, there can be no assurance that the systems operated by third parties that interface with the Company's systems will achieve year 2000 compliance in a timely manner.

POSSIBLE VOLATILITY OF ADS PRICE

     Although the ADSs are quoted on the Nasdaq National Market, there can be no assurance that an active trading market will be maintained. In addition, the market price of the ADSs may be significantly affected by such factors as the announcement of new products or technology, innovation by the Company or its competitors, quarter to quarter variations in the Company's results of operations and general market conditions or market conditions specific to particular industries. In particular, the stock prices for many technology companies and Internet-based companies have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the ADSs.

FORWARD LOOKING STATEMENTS

     The Company's prospects should be considered in the light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and evolving markets. Although the Company has experienced revenue growth in recent periods, the Company believes that these growth rates will not be sustainable and are not indicative of future operating results. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including user demand for Internet access and services, capital expenditures and other costs relating to the maintenance and expansion of operations, the number and mix of residential and business customers, customer retention rates, pricing changes by the Company and its competitors, new service introductions by the Company and its competitors, delays or expense in obtaining necessary equipment, access to telecommunications transmission capacity supplied by telecommunication carriers, economic conditions in the Internet access and services industry, and general economic conditions. There can be no assurance that the Company will be able to offset the effects of any future price reductions or cost increases with increased numbers of customers, higher revenue from enhanced services, cost reductions or otherwise. There can be no assurance that revenue growth will continue or that the Company will be in the future able to sustain profitability on either a quarterly or annual basis.

     The Company's expense levels are based in part on its expectations regarding future revenues and are fixed to a large extent in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse impact on the Company's results of operations. In addition, the Company has hired a significant number of employees recently in order to establish the infrastructure necessary to accommodate potential future growth. The Company expects that this rapid increase in employee compensation costs may have a negative impact on the Company's operating margins. In addition, Telstra Corporation implemented price increases on its international telecommunication links, effective July 1, 1996. The Company has taken steps to offset the increase in charges through the increased use of proxy servers and through the implementation of a satellite link to download data transmitted from the United States. The Company expects that the satellite transmission will commence in 1998. Increases in communications charges may adversely affect the Company's operating results in future periods, particularly to the extent that the Company is unable to offset the effect of such increases by increased revenue growth or potential cost reductions.

     The Company anticipates a decrease in demand during Australia and New Zealand's summer months in December, January and February of each year. There can be no assurance that the Company's results in any future quarter will not be negatively affected by such trends.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of OzEmail Limited:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of OzEmail Limited and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, all expressed in Australian Dollars, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. Our audit of the Consolidated Financial Statements also includes an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE
Sydney, Australia
February 26, 1998, except for Note 12 which is as of May 15, 1998.

                                OZEMAIL LIMITED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                            1996          1997
ASSETS
Current assets:
Cash and cash equivalents                                                                A$  44,615     A$ 51,614
Accounts receivable - trade, net of allowances of A$546 and A$889, respectively               4,782         8,427
Receivable from shareholder                                                                      27            32
Other receivables                                                                               707         2,331
Other current assets                                                                          1,366         2,520
                                                                                          ---------      --------
Total current assets                                                                         51,497        64,924
Plant and equipment, net                                                                     13,789        27,179
Non-current investment                                                                           24         1,559
Goodwill                                                                                          -        19,839
Net deferred tax assets                                                                           -           285
                                                                                          ---------      --------
                                                                                         A$  65,310     A$113,786
                                                                                          =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                         A$   8,835     A$ 19,936
Bank overdraft                                                                                   64             -
Deferred consideration                                                                            -         4,407
Current portion of financing - lease liability                                                  134         3,836
Current portion of financing - short term loan                                                    -         2,043
Accrued expenses and other liabilities                                                          980         7,513
Deposits under agreements with Metro (Note 1)                                                     -        18,686
Income taxes payable                                                                            399         3,776
                                                                                          ---------      --------
Total current liabilities                                                                    10,564        60,197
Non-current portion of financing - lease liability                                              240         4,423
                                                                                          ---------      --------
Total liabilities                                                                            10,804        64,620
                                                                                          ---------      --------

Commitments and contingencies (Note 9)                                                            -             -

Shareholders' equity:
Ordinary Shares, A$0.004 par value; 1,250,000,000 shares authorized:
103,500,010 and 111,000,010 shares issued and outstanding, respectively                         414           444
Additional paid-in capital                                                                   53,234        64,636
Retained earnings (losses)                                                                      852       (15,916)
Cumulative foreign currency translation adjustment                                                6             2
                                                                                          ---------      --------
                                                                                             54,506        49,166
                                                                                          ---------      --------
                                                                                         A$  65,310     A$113,786
                                                                                          =========      ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                OZEMAIL LIMITED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       YEAR ENDED DECEMBER 31,
                                                                     1995      1996        1997
                                                                   --------  ---------  ----------
Net access revenues                                               A$8,868    A$27,784   A$ 55,767
 Costs and expenses:
  Cost of revenues - network operations and support                  2,265      6,952      15,976
  Cost of revenues - communications and other                        1,630      8,773      19,025
  Sales and marketing                                                2,190      7,617      14,387
  Product development                                                   84      2,284       9,267
  General and administrative                                         1,875      4,157      12,498
  Amortization of goodwill and other intangibles                         -          -         533
                                                                   -------    -------    --------
    Total costs and expenses                                         8,044     29,783      71,686
                                                                   -------    -------    --------
 Income (loss) from operations                                         824     (1,999)    (15,919)
  Other income (expense):
   Foreign exchange gain                                                 -        867          39
   Interest income                                                      11      2,148       3,262
   Other income (expense), net                                           -         83      (1,011)
   Interest paid to shareholders                                       (61)       (68)          -
   Interest expense                                                      -        (58)       (356)
                                                                   -------    -------    --------
 Income (loss) before provision for income taxes and minority
  equity interest                                                      774        973     (13,985)

 Income tax expense                                                   (434)      (556)     (2,783)
 Minority equity interest                                               60         17           -
                                                                   -------    -------    --------
 Net income (loss)                                                A$   400   A$   434   A$(16,768)
                                                                   =======    =======    ========

Basic earnings (loss) per ADS                                     A$  0.12   A$  0.05   A$  (1.60)
                                                                   =======    =======    ========
Diluted earnings (loss) per ADS                                   A$  0.12   A$  0.05   A$  (1.60)
                                                                   =======    =======    ========
Weighted average ordinary ADS and ADS equivalents
- basic                                                              3,244      8,925      10,463
                                                                   =======    =======    ========
- diluted                                                            3,394      9,499      10,463
                                                                   =======    =======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                OZEMAIL LIMITED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                                  CUMULATIVE
                                                                                                   FOREIGN
                                             ADDITIONAL     SUBSCRIPTION                           CURRENCY        TOTAL
                                              PAID-IN     RECEIVABLE FROM         RETAINED       TRANSLATION   SHAREHOLDERS'
                           SHARES   DOLLARS   CAPITAL       SHAREHOLDERS      EARNINGS (LOSSES)   ADJUSTMENT       EQUITY
                           -------  -------  ----------   ---------------     -----------------  ------------  --------------
BALANCE AT SEPTEMBER 12,
 1994 (INCEPTION)                     A$  -    A$     -       A$   -          A$      -          A$ -       A$      -
Issuance of Ordinary
 Shares                          1        -           -            -                  -             -               -
Subscription of Ordinary
 Shares by the principal
 founder                         -        -         100         (100)                 -             -               -
Net income                       -        -           -            -                 18             -              18
                           -------    -----    --------        -----          ---------          ----       ---------
BALANCE AT                                -
  DECEMBER 31, 1994              1                  100         (100)                18             -              18
Issuance of Ordinary
 Shares                     69,999      280         720          100                  -             -           1,100
Foreign currency
 translation  adjustment         -        -           -            -                  -            (1)             (1)
Net income                       -        -           -            -                400             -             400
                           -------    -----    --------        -----          ---------          ----       ---------
BALANCE AT
  DECEMBER 31, 1995         70,000      280         820            -                418            (1)          1,517
Issuance of Ordinary
 Shares                     33,500      134      52,414            -                  -             -          52,548
Foreign currency
 translation adjustment          -        -           -            -                  -             7               7
Net income                       -        -           -            -                434             -             434
                           -------    -----    --------        -----          ---------          ----       ---------
BALANCE AT
  DECEMBER 31, 1996        103,500    A$414    A$53,234       A$   -          A$    852          A$ 6       A$ 54,506
Issuance of Ordinary
 Shares as part of
 purchase of Access One      7,200       29      11,304            -                  -             -          11,333
Issuance of Ordinary
 Shares resulting from
 exercise of stock
 options                       300        1          98            -                  -             -              99
Foreign currency
 translation adjustment          -        -           -            -                  -            (4)             (4)
Net loss                         -        -           -            -            (16,768)            -         (16,768)
                           -------    -----    --------        -----          ---------          ----        --------
BALANCE AT
  DECEMBER 31, 1997        111,000    A$444    A$64,636       A$   -          A$(15,916)         A$ 2       A$ 49,166
                           =======    =====    ========       ======          =========          ====       =========



 The accompanying notes are an integral part of these consolidated financial statements.

                                OZEMAIL LIMITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31
                                                                             1995        1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           A$  400     A$    434     A$ (16,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation, amortization and other non cash charges                         594         2,364         11,247
  Gain on sale of current investment in  marketable securities                    -          (125)             -
  Minority interest                                                             (60)          (17)             -
  Loss on investment in Softbank (Note 3), net                                    -             -            605
  Write back of provisions and expenses incurred                                  -             -           (556)
  Other                                                                           -            19             44
Changes in assets and liabilities, net of assets and liabilities acquired and disposed:
  Accounts receivable                                                        (1,590)       (2,587)        (2,349)
  Other receivables                                                               -          (576)          (730)
  Other current assets                                                          (18)       (1,231)          (186)
  Accounts payable                                                            1,977         6,649          7,652
  Accrued expenses and other liabilities                                        200           686          2,234
  Income taxes payable                                                          584          (200)         3,344
  Net deferred income taxes                                                    (150)          302           (404)
  Deferred license revenue                                                        -             -              -
  Other non current assets                                                        -           201              -
                                                                            ------------------------------------
Net cash provided by operating activities                                     1,937         5,919          4,133
                                                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net repayments from (advances to) shareholders                              (158)          131             (5)
   Other current assets                                                           -          (306)             -
   Net advances to partnership                                                    -          (707)             -
   Purchase of marketable securities                                              -        (3,089)             -
   Proceeds from sale of marketable securities                                    -         3,214              -
   Purchase of non-current investment                                             -           (53)             -
   Sale of plant and equipment                                                   16             -             37
   Purchase of plant and equipment                                           (3,263)      (12,649)       (13,948)
   Payment for acquisition of Access One, net of cash
     acquired (Note 4)                                                            -             -         (5,000)
   Deposits under agreements with Metro (Note 1)                                  -             -         18,686
   Distribution to minority shareholder                                           -             -           (896)
                                                                            ------------------------------------
Net cash used in investing activities                                        (3,405)      (13,459)        (1,126)
                                                                            ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of ordinary shares                                  1,100        52,549             99
   Proceeds from long-term debt - due to shareholder                            500         1,300              -
   Repayment of long term debt - due to shareholder                               -        (1,800)             -
   Proceeds from short-term debt - due to related parties                         -             -          2,044
   Net principal repayments on short-term debt - due to shareholder            (347)         (236)             -
      Payments under capital lease obligations                                    -             -         (3,051)
   Net proceeds from long-term financing                                          -           374              -
   Net proceeds from sales and leaseback transaction                              -             -          5,000
      Proceeds from minority shareholders                                         -            77              -
   Net proceeds from  (repayment of) bank overdraft                             197          (134)           (64)
                                                                            ------------------------------------
   Net cash provided  by  financing activities                                1,450        52,130          4,028
                                                                            ------------------------------------


Increase (Decrease) in cash and cash equivalents                                (18)       44,590          7,035
   Cash and cash equivalents at the beginning of the period                      28             9         44,615
   Effect of exchange rate changes on cash and cash equivalents                  (1)           16            (36)
                                                                            ------------------------------------
Cash and cash equivalents at the end of the period                          A$    9     A$ 44,615     A$  51,614
                                                                            ====================================

        The accompanying notes are an integral part of these financial statements

                                OZEMAIL LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

The Company

    OzEmail Limited (the "Company" or "OzEmail") and its subsidiaries provide Internet access and other value added services in Australia and New Zealand.

    In November 1996, OzEmail Fax Investments Pty Limited ("OzEmail Fax Investments"), a wholly owned subsidiary of OzEmail, and Ideata Pty Limited ("Ideata"), a third-party company incorporated in Australia, entered into a partnership agreement, in the proportions 80% OzEmail and 20% Ideata, to develop and commercialize devices for voice and fax digitization and transmission through telephone, Internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline Pty Limited ("OzEmail Interline") and the partnership was dissolved on June 26, 1997. Following this transaction, OzEmail Fax Investments owns an 80% equity interest in OzEmail Interline. The company purchased an additional 8% investment in OzEmail Interline in April 1998.

    Voyager New Zealand Limited ("Voyager"), an 80% owned subsidiary of OzEmail, is a New Zealand Internet service provider. Cyber Publications Pty Limited ("Cyber"), a wholly owned subsidiary of OzEmail, published Australian NetGuide, a monthly magazine available on newsstands. In January 1998, the Company sold the Australian Net Guide business to Industrial Press Limited, a third party New Zealand company (Note 12). OzEmail also has an 80% owned dormant subsidiary, OzEmail Technologies Pty Limited (formerly OzEmail Telecommunications Pty Limited), and a wholly-owned dormant subsidiary, Web Wide Media Pty Limited.

    On September 10, 1997 OzEmail purchased all of the issued share capital of Microweb Pty Limited ("Microweb"), a subsidiary of FTR. In October 1997, Microweb underwent a change of name to OzEmail West Pty Limited ("OzEmail West") (Note 4).

    On November 25, 1997 OzEmail completed the acquisition of all of the issued capital of Access One Pty. Limited ("Access One"), the Internet business of Solution 6 (Note 4).

Transactions with Metro Holdings AG

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest with Ideata, entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro agreed to purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80%, being US$4,480,000 (A$6,031,000) was received by OzEmail Fax Investments. During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 of the Company's Ordinary Shares (represented by 540,000 ADSs) valued at US$11,948,000 (A$18,381,000) on April 15, 1998. Metro also agreed to forgive a debt of A$2,043,000 currently owned by OzEmail Interline. Metro has agreed to act as an agent in Europe for the Company's prepaid phone card service.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported quarterly results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues from Metro. Amounts received from Metro totaling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of December 31, 1997. These amounts will be released in April 1998, when the Company issues the aforementioned 540,000 ADS's and records an additional 8% equity interest in OzEmail Interline. The Company does not believe that the effect of the consummation of the transaction in the second quarter of 1998 will have a material adverse effect on the Company's business, results of operations or financial condition.

     OzEmail Fax Investments has therefore accounted for its investment in OzEmail Interline as an 80% controlled subsidiary since its formation in June 1997.

     The Company's repurchase of the equity interest in OzEmail Interline held by Metro and the termination of the license agreement will be recorded as 1998 transactions in the Company's statutory accounts and amounts received from Metro will be subject to taxation in 1997 under Australian tax laws (Note 5).


Basis of presentation

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company conducts most of its business in Australian dollars. Amounts included in the financial statements and in notes herein are in Australian dollars and referenced as "A$." References to "US$" are to United States dollars and references to "NZ$" are to New Zealand dollars. The exchange rates between the U.S. dollar and the Australian dollar were $0.7439, $0.7936 and $0.6500 (expressed in U.S. dollars per Australian dollars) at December 31, 1995, 1996 and 1997, respectively.

Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

    The Consolidated Financial Statements include the accounts of OzEmail and its controlled subsidiaries: Voyager; OzEmail Interline; Access One; OzEmail Fax Investments; OzEmail West; OzEmail Technologies; Web Wide Media; and Cyber. All intercompany accounts and transactions have been eliminated.

    Losses in excess of minority interest in consolidated subsidiaries are recorded 100% by the Company.

Revenue recognition

    The Company's access revenues are derived primarily from hourly connect time and monthly user charges for access to the Internet and are recognized over the period such services are rendered, if collection of the resulting receivable is deemed probable and provided no significant obligations remain outstanding. Included in net access revenues are also amounts for: one-time registration charges; sales of the Company's value added services; sales and advertising revenue received from the publication of Australian Net Guide and Australian Net Guide Online; set-up and establishment fees; and advertising revenues received from the provision of online content. Revenues from registration, set-up and establishment fees are recognized at the time registration, set-up and establishment services are completed and related software, hardware and other services are delivered and provided. Revenues associated with other activities are recognized as services are rendered and products are delivered. Revenues from advertising associated with NetGuide Online, the Company's web-based hypertext-linked guide to the Internet are recognized ratably over the period such advertisements are run.

    The Company also derives revenues from: license fees for the licensing of Internet telephony service offering to network affiliates of OzEmail Interline and timed charges for the provision of the OzEmail Phone Internet telephony service in Australia and are recognised over the period such services are rendered.

    In conjunction with providing hourly and monthly Internet access, the Company provides free telephone technical support to its customers. Costs of these services are period expended to match the related revenues recognized from access to the Internet.

Cost of revenues

    The Company segregates its cost of revenues into two categories: "network operations and support" and "communications and other."

    Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation expense on network equipment; and applicable overhead costs.

    Cost of revenues - communications and other includes: monthly telecommunications expenses; a fee payable as a percentage of revenue to the New South Wales government for revenues sourced from government customers; merchant commissions on credit card sales; cost of domain name registrations; amortization of capitalized telecommunication installation costs; cost of other products sold by the Company; and editorial and production costs related to the production of NetGuide Magazine and NetGuide Online.

    Cost of revenues in respect to license revenue is considered negligible.

Other income (expense), net

    Other income, net, comprises a profit on the sale of the Company's investment in the Web Wide Media business to Softbank Interactive Marketing Inc of A$775,000 and the subsequent write down of A$1,546,000 in the value of the investment in Softbank Interactive Marketing (Note 3).

Plant and equipment

    Plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Leasehold improvements, including labour and overhead costs of POPs, fax interface node and voice interface node installations, are amortized over the shorter of the term of the related lease or the estimated useful lives of the assets. Plant and equipment classes and their respective useful lives are as follows:

                                            Years
                                            -----
Telecommunications plant and equipment....      3
Computer equipment and internal software..      3
Furniture and fittings....................      5

Advertising costs

    The Company expenses advertising costs as incurred. Given its limited operating history, the Company does not believe that sufficient objective evidence exists to estimate probable future benefits of direct response advertising. Accordingly, the costs relating to direct response advertising are expended as incurred. The costs associated with direct response advertising include costs of printing, production and shipping of starter kits. Advertising costs, including the costs of trade shows, aggregated A$1,571,000, A$3,973,000, and A$5,830,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Income taxes

    Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is established for any deferred assets when it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

Functional currency

    The functional currency of OzEmail, Access One, Cyber, Web Wide Media, OzEmail Fax Investments, OzEmail Interline, and OzEmail West is the Australian dollar. The functional currency of Voyager is the New Zealand dollar. Voyager's balance sheet accounts are translated into Australian dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into Australian dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.

Concentration of credit risk

    Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables from customers in Australia and New Zealand. The Company generally requires no collateral from its customers. However, the Company maintains an allowance for bad and doubtful accounts receivable based on the expected collectibility of all accounts receivable. At December 31, 1996 and December 31, 1997, no customer accounted for more than 10% of accounts receivable. Cash and cash equivalents held with banks and financial institutions in Australia and New Zealand also potentially subject the Company to credit risk.

Dependence on certain third party suppliers

    The Company is currently dependent on third party suppliers with respect to purchase of certain key products including digital modems, and server equipment. Although alternate sources of supply are available for these products, making a transition could prove costly and cause interruption in service. Failure to obtain the key products on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

Earnings per share

    The Company adopted Statement of Financial Accounting No. 128 "Earnings Per Share" ("SFAS 128") during the fourth quarter of the year ended December 31, 1997. SFAS 128 requires presentation of both basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding. (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully dilutive EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options using the Treasury stock method rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (information has also been provided for Basic and Diluted earnings per ADS):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          1995                  1996                    1997
                                                                               (In thousands, except share data)
Numerator
Net income (loss)                                                        A$   400              A$   434               A$(16,768)
                                                                          =======               =======                ========
Denominator for basic earnings per ordinary share
Weighted ordinary shares                                                   32,446                89,286                 104,347
Weighted contingently issuable ordinary shares                                  -                     -                     284
                                                                          -------               -------                --------
                                                                           32,446                89,286                 104,631
                                                                          =======               =======                ========
Effect of dilutive securities
Stock options                                                               1,495                 5,700                       -
                                                                          -------               -------                --------
Denominator for diluted earnings per ordinary share                        33,941                94,986                 104,631
                                                                          =======               =======                ========
Income (loss) per ordinary share
   Basic                                                                 A$ 0.012              A$ 0.005               A$ (0.160)
                                                                          =======               =======                ========
   Diluted                                                               A$ 0.012              A$ 0.005               A$ (0.160)
                                                                          =======               =======                ========
Denominator for
   Basic earnings per ADS                                                   3,244                 8,925                  10,463
                                                                          -------               -------                --------
   Diluted earnings per ADS                                                 3,394                 9,499                  10,463
                                                                          =======               =======                ========
Income (loss) per ADS
Basic                                                                    A$  0.12              A$  0.05               A$  (1.60)
                                                                          =======               =======                ========
Diluted                                                                  A$  0.12              A$  0.05               A$  (1.60)
                                                                          =======               =======                ========


Contingently issued ADSs represent shares to be issued in connection with the acquisition of Access One (Note 4) for which all conditions have been met for issuance as of December 31, 1997 and such shares have therefore been included within the calculation of basis earnings per ADS.

Product development costs

    Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The Company capitalizes costs incurred for the development of the OzEmail Interline telephony service and other software products used in the sale of its services. The capitalized cost is then amortized on a straight line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater, from the date the product becomes saleable. The Company also reviews recoverability of the total unamortized costs and, when necessary, makes appropriate adjustment to the net realizable value.

Capitalized development costs consist of the following:

                                                            1996                  1997
                                                        -----------            -----------
                                                                 (In thousands)
Balance, beginning of year                               A$       -              A$  1,229
Costs capitalized                                             1,260                  2,165
Costs amortized                                                 (31)                  (275)
                                                         A$   1,229              A$  3,119
                                                         ==========              =========

   The accumulated amortization of product development costs totaled A$31,000 and A$306,000 at December 31, 1996 and 1997, respectively. These costs are included under computer equipment within property, plant and equipment (Note 2).

Goodwill and other intangibles

   Goodwill consists of the excess of cost over fair value of net assets acquired and certain other intangibles relating to purchase transactions. Goodwill and intangibles are amortized over periods ranging from 2 to 5 years. As of December 31, 1997, accumulated amortization was A$533,000. The Company periodically evaluates whether changes have occurred that would require revision of the remaining recoverable. If such circumstances arise the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether goodwill is recoverable. The Company would record a charge to expense in the period the goodwill is found to not be recoverable.

Accounting for impairment of long-lived assets

   Management regularly performs a review of long-lived assets to determine when impairment is apparent. These losses are recorded as write offs when circumstances warrant.

Stock Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees," and complies with the disclosure provisions in SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Dividends

   Any dividend payments made by the Company would, under the Australian Corporations Law, be limited to the Company's retained earnings, which aggregated A$853,000 and A$3,840,000 at December 31, 1996 and 1997,
respectively, as determined under the Australian Corporations Law and relevant Australian Accounting Standards. The Directors of the Company have declared a fully franked dividend of A$0.025 per share (A$0.25 per ADS) with an Australian ex-dividend date of March 26, 1998 and an Australian dividend payable date of March 27, 1998. The dividend is payable in Australian dollars to those holders of Ordinary Shares. The Bank of New York is responsible for distributing the dividend holders of ADSs in the US dollar equivalent of the Australian dollar payment. The Bank of New York, as depositary of the ADSs, has set the ex-dividend date for holders of ADSs as March 21, 1998 American Eastern Standard time, with a dividend payable date of April 6, 1998 American Eastern Standard time.

Current Investment in Marketable Securities

   During 1996, listed trading securities were valued at their cost basis at the balance sheet date which approximated market value. Any difference between market and book value was taken into the profit and loss account.

During 1997 no listed securities were held. Securities are carried at cost or net market value as determined at the date acquired. These carrying values approximated market value at balance sheet date.

Share split

On September 18, 1997, a general meeting of shareholders approved the subdivision of each of the issued and unissued OzEmail A$0.04 ordinary shares into ten A$0.004 ordinary shares. Each American Depositary Share represents ten A$0.004 OzEmail ordinary shares. The share split did not affect the number of American Depositary Shares outstanding. All outstanding share amounts and earnings per share amounts have been restated for the split.

Cash equivalents and short-term investments

   All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments. As of December 31, 1996, and 1997, the Company had no investments with original maturities greater than three months.

Fair value of financial instruments

   The carrying amount of the Company's financial instruments, including accounts receivable, unlisted equity securities in both Solution 6 (Note 4) and ZULU-tek (Note 3) approximates fair values.

Recent accounting pronouncements

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt both statements for the year ended December 31, 1998. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company is currently assessing its disclosure requirements under SFAS No. 130 and SFAS No. 131.

NOTE 2 - PLANT AND EQUIPMENT

                                                                                           DECEMBER 31,
                                                                                 1996                         1997
                                                                            ----------------            ----------------
                                                                                           (In thousands)
Plant and equipment
  Telecommunications plant and equipment                                      A$  6,930                     A$  11,619
  Telecommunications plant and equipment under finance lease                          -                          6,522
  Computer equipment                                                              8,529                         13,112
  Computer equipment under finance lease                                              -                          3,739
  Furniture and fittings                                                            262                          1,746
  Leasehold improvements                                                            512                          1,917
                                                                              ---------                     ----------
                                                                                 16,233                         38,655
Less: accumulated depreciation and amortization                                  (2,444)                       (11,476)
                                                                              ---------                     ----------
                                                                              A$ 13,789                     A$  27,179
                                                                              =========                     ==========

   In the years ended December 31, 1997 and 1996, the Company capitalized internally developed software costs of approximately A$1,968,000 and A$511,000, respectively, associated with development of the Portal customer care and billing system. This amount is included in computer equipment. Amortization of A$1,310,000 and A$142,000 was recorded for the years ended December 31, 1997 and 1996, respectively.

NOTE 3 - NON CURRENT ASSETS

Non Current Investments

   On March 13, 1997, the Company recorded a gain of A$775,000 when it transferred the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. ("Softbank") in return for the issue of 7.25% (subsequently reduced to 6.25% as a consequence of the allotment of stock options to Softbank employees) of the fully diluted share capital of Softbank. The equity holding in Softbank was valued at A$3,082,000 as of March 31, 1997 based on an independent valuation of the Company's interest in Softbank. Subsequent to December 31, 1997, an offer was made and accepted by the Company to sell its shares in Softbank in return for Series C redeemable shares in ZULU-tek. This transaction was triggered by the earlier sale by Softbank Holdings of its majority Softbank shareholding to ZULU-tek. The preference shares can be redeemed in equal installments during 1999, 2001, and 2002 respectively. The carrying value of the Company's investment has been written down from A$3,082,000 to A$1,536,000 as of December 31, 1997 (representing the estimated fair value of the securities received from ZULU-tek for the Softbank shares).

NOTE 4 - ACQUISITIONS AND DISPOSALS

Access One

   On November 25, 1997 OzEmail completed the acquisition of Access One, the Internet business of Solution 6, from which date the results of Access One have been incorporated into the consolidated results of the Company. OzEmail paid A$5,000,000 and agreed to issue 10,000,000 ordinary A$0.004 OzEmail shares with a fair value at the time of issuance of A$15,740,000. Of such shares, 7,200,000 were issued on November 25, 1997, with the balance of 2,800,000 to be issued on satisfaction of determining a working capital adjustment representing the adjustment to the fair value of net assets acquired as determined in accordance with the terms of the agreement for the sale and purchase of the Internet business of Solution 6. The total working capital adjustment represents the best estimate by the Company's management of the amount considered to be repayable by Solution 6. The remaining 2,800,000 shares have been valued under the terms of the agreement at the fair value at the date of the sale, being A$4,407,000, are included as deferred consideration as a liability in the Company's Consolidated Balance Sheets as of December 31, 1997, and are expected to be issued before December 31, 1998. In addition to Access One, the Company received unlisted equity securities being options to acquire 4,160,000 Solution 6 ordinary shares at an exercise price of A$0.75. The options have been valued at the fair market value as determined on 25 November 1997, using the Black Scholes option pricing model, and have been included within other assets. The carrying value as determined at the date of issuance approximates the fair market value at balance sheet date. The option has a term of three years from the completion of the acquisition. Additionally, Mr. Chris Tyler, Chief Executive Officer of Solution 6, accepted an invitation to join the Board of Directors of OzEmail.

   The acquisition of Access One was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as follows:

                                                                                                             1997
                                                                                                     ---------------------
                                                                                                        (in thousands)
Cash paid                                                                                                      A$   5,000
Fair value of shares issued                                                                                        11,333
Deferred consideration                                                                                              4,407
Liabilities assumed                                                                                                 8,199
                                                                                                   ----------------------

Total consideration                                                                                                28,939

Less: Assets acquired (including Solution 6 options)                                                               (8,730)

Goodwill recorded                                                                                                  20,209
                                                                                                   ======================

  The excess of the purchase price over the fair value of net assets acquired was approximately A$20,209,000 and has been recorded as goodwill. Liabilities assumed includes restructure costs include capitalized exit costs of approximately A$965,000 in relation to rationalizing the network and contracted communication costs attained upon acquiring Access One, and a provision for involuntary employee termination benefits. No amounts have currently been paid from this provision, or charged to the income statement for the year ended December 31, 1997. The Directors of the Company have resolved to amortize the goodwill on acquisition of Access One over five years in order to match the period of the expected future benefits. This has resulted in an amortization charge of approximately A$511,000 for the year ended December 31, 1997.

  The operating results of Access One have been included in the Company's combined statements of operations since the date of the acquisition, November 25, 1997.

  The following unaudited pro forma summary represents the Company's combined results of operation as if the acquisition occurred at the beginning of the respective periods, after giving effect to certain adjustments including amortization of goodwill and other intangibles and related income tax effects. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition taken place at the beginning of the respective periods:


                                                                                               DECEMBER 31,
                                                                                      1996                       1997
                                                                           --------------------------  -------------------------
                                                                                               (unaudited)
                                                                                    (In thousands, except share data)
Net revenues                                                                              A$  42,244                  A$ 80,711
Net (loss)                                                                                A$ (12,191)                 A$(32,293)

Earnings per share
- basic                                                                                   A$   (0.12)                 A$  (0.31)
- diluted                                                                                 A$   (0.12)                 A$  (0.31)

OzEmail West

   On September 10, 1997, OzEmail entered into an agreement with FTR Holdings Limited ("FTR"), an entity affiliated with Mr. Malcolm Turnbull, a director of OzEmail. Under this agreement, OzEmail purchased all of the issued share capital of Microweb, a subsidiary of FTR, for a lump sum cost of A$1.00. Contingent consideration has also been agreed equal to 10% of Microweb's revenues, for a period of two years effective from July 1, 1997 in respect to the following areas of the Microweb business.

(a) all revenue received by OzEmail in respect of any services delivered to any person who at the time of invoice has an account with OzEmail and an invoice address in Western Australia; and

(b) any software products or web developments, developed by Microweb which are sold, licensed, assigned or otherwise dealt with, whether such revenue is earned by Microweb, or any other entity which OzEmail owns or controls.

This consideration is deemed to be a compensation expense payable to the previous shareholders of the Company and will be recognised through the profit and loss as incurred.

In October 1997, Microweb underwent a change of name to OzEmail West (Note 6).

   The acquisition of OzEmail West was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as follows:

                                                                                     (in thousands)
Fair value of assets acquired                                                               A$  127
Less:
Cash paid                                                                                         -
                                                                                     --------------
Liabilities assumed                                                                         A$  127
                                                                                     ==============

       The excess of the purchase price over the fair value of net assets acquired was approximately A$88,000 and has been recorded as goodwill, which is being amortized on a straight line basis over two years, resulting in an amortization charge of A$22,000 in the year ended December 31, 1997. The Company has incurred compensation expense of approximately $A48,000 through to December 31, 1997. The operating results of OzEmail West have been included in OzEmail's combined statements of operations since the date of acquisition. The pro forma effect on the year ended December 31, 1997 and 1996 is considered immaterial.

NOTE 5 - INCOME TAXES

  Income before provision for income taxes and minority interest in 1997 includes A$1,587,000 of losses relating to the New Zealand operations of the Company's majority owned subsidiary Voyager.

 The provision (benefit) for income taxes is attributable to:

                                                            YEAR ENDED DECEMBER 31,
                                                            1995     1996     1997
                                                                (IN THOUSANDS)
Current                                                    A$ 578    A$254   A$3,378
Deferred                                                     (144)     302      (595)
                                                           ------     ----   -------
Income Tax Expense                                         A$ 434    A$556   A$2,783
                                                           ======    =====   =======

    The provision for income taxes differs from the amount computed by applying the Australian statutory federal income tax rate to income before provision for income taxes and minority equity interest. The sources and tax effects of the differences are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                            1995    1996     1997
                                                                (IN THOUSANDS)
Income tax at the Australian federal statutory
  rate of 36%                                               A$278  A$343   A$(4,470)


Non-deductible expenses                                        45     14       (357)
Non-taxable items                                               -    (18)         -
Taxable income from Metro transactions                          -      -      5,816
Valuation allowance for Voyager losses                        108    217        571
Valuation allowance for OzEmail Interline losses                -      -      1,223
Other                                                           3      -          -
                                                            -----  -----    -------
Provision for income taxes                                  A$434  A$556    A$2,783
                                                            =====  =====    =======

    OzEmail received approximately A$16,155,000 under the terms of certain agreements with Metro which will be taxable income for Australian tax purposes in 1997 but which will never be recorded as income for US GAAP reporting purposes. Amounts paid to Metro in April 1998 in settlement of outstanding agreements will be considered capital transactions for Australian tax purposes. Accordingly, the tax effect of amounts received in 1997 is recorded in 1997 as a permanent difference (Note 1).

    Net deferred tax assets/(liabilities) reflect the net tax effects of temporary differences between the carrying amounts of assets and (liabilities) for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax (liabilities) and assets are as follows:

                                                                                                    DECEMBER 31,
                                                                                               1996                1997
                                                                                           -----------          -----------
                                                                                                  (IN THOUSANDS)
Deferred tax liabilities:
Plant and equipment                                                                           A$  (10)           A$  (539)
 Prepayments and unrealized foreign exchange gain                                                (425)               (366)
Capitalized development costs (unamortized)                                                       (88)                  -
Other                                                                                             (15)                (96)
                                                                                              -------            --------
 Total deferred tax liabilities                                                                  (538)             (1,001)
                                                                                              -------            --------
Deferred tax assets:
 Accrued professional fees                                                                         18                 107
 Accrued employee entitlements                                                                    112                 318
 Legal provisions                                                                                  59                 407
 Deferred revenue                                                                                   -                 171
 Accounts receivable                                                                              183                 283
 Other                                                                                             14                   -
 OzEmail Interline net operating loss carry forward                                                 -               1,223
 Voyager net operating loss carry forward                                                         325                 897
                                                                                              -------            --------
                                                                                                  711               3,406
 OzEmail Interline valuation allowance                                                              -              (1,223)
 Voyager valuation allowance                                                                     (325)               (897)
                                                                                              -------            --------
  Total deferred tax assets                                                                       386               1,286
                                                                                              -------            --------
Net deferred tax assets (liabilities)                                                         A$ (152)           A$   285
                                                                                              =======            ========

   As noted in Note 1, during 1997 OzEmail received approximately A$18,686,000 under the terms of certain agreements with Metro. Such amounts will be included in taxable income in Australia in 1997, however, such amounts will not be recorded an income for US GAAP purposes. Amounts paid to Metro in April 1998 totaling $16,155,000 will be considered capital transactions for Australian tax purposes. Accordingly, the tax effect of amounts received in 1997 is recorded in 1997 as a permanent difference. The Company also incurred losses in New Zealand and in OzEmail Interline, which could not be utilized to offset income from those operations in a taxable position. As of December 31, 1997, the Company had A$2,492,000 and A$3,397,000 of net operating loss carryforwards associated with the Voyager and OzEmail Interline operations, respectively. These loss carryforwards are available to reduce future taxable income of either entity without any time limitation. However, the loss carryforwards will expire in the event of a change in ownership of these entities of greater than 51%. Management believes that the weight of available evidence indicates that it is more likely than not that these operations will not be able to utilize the net operating loss carryforwards, and thus a full valuation reserve of A$897,000 and A$1,223,000 has been recorded at December 31, 1997 with respect to Voyager and OzEmail Interline losses, respectively. If future evidence indicates that the Company will be likely to be able to utilize these operations' net operating loss carryforwards in future years, the valuation reserve will be reduced, which correspondingly will reduce the Company's tax provision. The Australian corporate tax rate is a flat rate of 36%.

NOTE 6 - RELATED PARTY TRANSACTIONS

   As of December 31, 1996 the Company had a note receivable of A$27,000 from a director. The balance on this note receivable as of December 31, 1997, was A$32,000. The note has an interest rate of 10% and is due on demand. Subsequent to December 31, 1997, this amount has been repaid.

   On May 24, 1997, the Company and FTR, an entity affiliated with Mr. Malcolm Turnbull, a director of the Company, entered into an agreement whereby the Company agreed to pay FTR gross income based on 35% of all revenue received by the Company in respect of OzEmail services delivered to subscribers in Western Australia, net of referral fee amounts paid to third parties in connection with the establishment of accounts with OzEmail for services. FTR agreed that at least 28.6% of all revenues paid to it by the Company under the agreement would be spent on marketing and promotion expenditure within Western Australia. The agreement had an initial term of two years, during which either party had a right to terminate on sixty days notice. After the initial term, the agreement would be automatically renewed until terminated by either party on sixty days notice in writing. The parties agreed that if the Company exercised its right to terminate during the initial term, then FTR would receive, in each month for a period of twelve months following expiry of the agreement, gross income based on 25% of all revenue received by the Company in respect of OzEmail services in Western Australia, net of referral fees paid to third parties.

   On September 10, 1997 OzEmail and FTR terminated this agreement and entered into a new agreement whereby OzEmail purchased all of the issued share capital of Microweb Pty Limited ("Microweb"), a subsidiary of FTR, for a lump sum of A$1.00 (Note 4).

   In the year ended December 31, 1997 the Company paid A$186,000 to companies affiliated with one of its non-executive directors for corporate advisory services and related expenses associated with the transfer of the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. in March 1997, and corporate advisory services and related expenses associated with the proposed listing of OzEmail on the Australian Stock Exchange.

   In the year ended December 31, 1997 the Company paid an amount of A$8,000 to a Director of a company affiliated with one of its shareholders for consultancy services.

NOTE 7 - SHAREHOLDERS' EQUITY

ORDINARY SHARES

   In May 1996, the Company consummated an initial public offering of 32,000,000 Ordinary Shares, which are represented by one American Depositary Share ("ADS") per ten Ordinary Shares, at a price per ADS of US$14. The Company granted an option to the Underwriters, exercisable during the 30-day period after the date of the Prospectus, to purchase up to a maximum of 480,000 additional ADSs, to cover over-allotments, if any, at the same price per ADS to be purchased by the Underwriters. In July, 1996, the Underwriters exercised the option to purchase 150,000 additional ADSs on the aforementioned terms. After underwriting discounts, net proceeds to the Company were US$1,953,000 (approximately A$2.5 million).

   On August 11, 1997, 300,000 employee options were exercised on August 11, 1997, thereby increasing the issued share capital to 103,800,010 Ordinary Shares with a par value of A$0.004. In November 1997, OzEmail issued a further 7,200,000 ordinary fully paid A$0.004 shares to Solution 6 as partial consideration for the acquisition of Access One. Consequently, OzEmail had on issue a total of 111,000,010 ordinary fully paid A$0.004 shares. Of these shares, 33,800,000 were represented by 3,380,000 ADSs which are in the ration of one ADS for every ten Ordinary shares.

STOCK OPTIONS

   In August 1995, the Company granted to an employee options to purchase 5,675,600 Ordinary Shares at a price of A$0.33 per Ordinary Share, which the Company's Board of Directors determined was the fair value of the Company's stock at that time. The options expire on July 31, 2000 and vest ratably over three years, with one-third vesting on each of June 30, 1996, 1997 and 1998.

   The Company's 1996 Stock Option Plan ("1996 Plan") was approved by shareholders on May 1, 1996. A total of 6,500,000 Ordinary Shares have been authorized for issuance under the 1996 Plan. Under the 1996 Plan, employees, non-employee Board members and consultants may, at the discretion of the Plan Administrator, be granted options to purchase Ordinary Shares at an exercise price of not less than 85% of their fair market value on the grant date. A total of 3,250,000 options were granted to employees under a Prospectus lodged with the Australian Securities Commission on June 7, 1996. The exercise price of the options was established at US$1.40 per share. The first half of these granted options vested in the option holders on June 30, 1996, provided the option holders remained as employees of the Company on that date, the remaining granted options vested in the option holders on June 30, 1997. The terms of the options require the holders to remain employees of the Company through the date of exercise. A further 195,000 options were granted to employees under a Prospectus lodged with the Australian Securities Commission on November 14, 1996. The exercise price of the options was established at US$0.75 per share. The first half of these granted options vested in the option holders on December 31, 1996. The terms of the options require the holders to remain as employees of the Company through the date of exercise. The remaining granted options vested in the option holders on December 31, 1997, provided the option holders remained employees of the Company on that date. As December 31, 1997, 3,069,990 options to acquire A$0.004 ordinary shares had been vested under the 1996 Stock Option Plan.

   On December 12, 1997, Dr. Hans Dieter Rompel, the non-executive Chairman of OzEmail Interline, was granted the right and option to subscribe for optioned shares equal to 2.5% of the issued share capital of OzEmail Interline, representing 231,250 Ordinary Shares of OzEmail Interline. These options were available to exercise at the date of issuance. The exercise price of the optioned shares was set at US$625,000 which was determined to be in excess of the fair value of OzEmail Interline at the time of issuance based on independent appraisal of Interline. Accordingly, no employee compensation expense has been recognized during the year ended December 31, 1997.

STOCK OPTION PLAN ACTIVITY

ACTIVITY UNDER THE 1996 PLAN IS AS FOLLOWS:

                                                                               WEIGHTED AVERAGE
                                            OPTIONS AVAILABLE     OPTIONS     EXERCISE PRICE PER
                                                FOR GRANT       OUTSTANDING         SHARE
BALANCE AT DECEMBER 31, 1995                                -             -                    -
Ordinary A$0.004 shares authorized                  6,500,000             -                    -
Options granted                                    (3,445,000)    3,445,000              US$1.40
Options exercised                                           -           (10)             US$1.40
Options forfeited                                           -             -                    -
                                                   ----------     ---------
Balance at December 31, 1996                        3,055,000     3,444,990              US$1.40
Options granted                                             -             -                    -
Options exercised                                           -             -                    -
Options forfeited                                     375,000      (375,000)             US$1.40
                                                   ----------     ---------
BALANCE AT DECEMBER 31, 1997 (1)                    3,430,000     3,069,990              US$1.40
                                                   ==========     =========
Weighted average fair value of options
 granted during 1996                                            ===========
                                                                     A$0.26
                                                                ===========
Weighted average fair value of
 options granted during 1997                                          A$Nil
                                                                ===========

(1) All options outstanding as at December 31, 1997 are vested.

FAIR VALUE DISCLOSURES

    Had compensation cost for the Company's options plans been determined based on the fair value at the grant dates using the fair method prescribed by SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        1996                    1997
                                                                ---------------------  ----------------------
Net Income(loss):                                                      A$   434                $(16,768)
Pro forma                                                              A$(1,339)              A$(18,376)

Diluted net income (loss) per share:                                   A$ 0.005               A$ (0.160)
Pro forma                                                              A$ (0.01)              A$ (0.175)

  Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes method. Except for the volatility assumption, which was only used under the Black-Scholes model, the following assumptions were used to perform the calculations:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                   1996           1997
                                                                                -----------    ----------
Expected life (years)                                                                   4             4
Risk-free interest rate                                                              6.25%         6.25%
Volatility                                                                             55%           55%
Dividend yield                                                                        0.0%          0.0%

  Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results in future years.

NOTE 8 - EMPLOYEE BENEFIT PLAN

  The Company is currently required by law to contribute 6% of each employee's salary to a pension fund for the employee's retirement. The Company's contributions to the pension fund aggregated approximately A$72,000, A$358,000 and A$711,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

  On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against it by Trumpet over alleged copyright infringements and violations of Australia's Trade Practices Act. In August 1997, the Company proposed an Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees previously expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation. While the issue of the amount of the Company's exposure with respect to legal fees previously expensed by Trumpet remained outstanding as at December 31, 1997, agreement has since been reached between the parties within the estimated amount accrued by the Company.

  On March 18, 1997, the Australasian Performing Rights Association ("APRA") filed a statement of claim against the Company. APRA claims that the Company has infringed copyright in a variety of musical works owned and controlled by APRA by permitting the Company's customers to download those works. APRA seeks injunctive relief and damages against the Company. The Company is defending this action. The Company does not believe that this action will give rise to any material liability. However, there can be no assurance that the ultimate disposition of this claim will not have a material adverse impact on the business, results of operations or financial condition of the Company, or that the Company will not be required to obtain a license or pay a license fee.

  OzEmail owns an 80% in equity interest Voyager, with the remaining 20% equity interest held by two former directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings in September, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and is defending the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

  From time to time, the Company has received, and may in the future receive, notice of claims by other parties against the Company. As of the date of this Form 10-K, the Company is not a party to any other legal proceedings, and is not aware of any other pending or threatened proceedings the outcome of which, in the opinion of management, would have a material adverse impact on the Company's business, results of operations or financial condition.

Leases

  The Company leases premises, facilities, and certain of its network and host system equipment; computer hardware and software; hardware and equipment relating to office fitout, under capital leases and non-cancellable operating leases expiring in various years through 2002. During the year the company entered into a sale and leaseback transaction, which is included within the capital leases at year end. Assets recorded at a net book value of approximately A$4,388,000 were sold for $A5,000,000. The gain associated with this transaction of A$612,000 has been deferred over the three year term of the lease. At December 31, 1997 the Company's future minimum payments under capital leases and non-cancellable operating leases with initial terms of one year or more consist of the following (in thousands):

                                                                                          CAPITAL                  OPERATING
YEAR ENDED DECEMBER 31,                                                                    LEASES                   LEASES
1998                                                                                       A$   4,344                A$  1,538
1999                                                                                            3,724                    2,019
2000                                                                                              900                    1,210
2001                                                                                                -                      125
2002                                                                                                -                        9
                                                                                                -----                    -----
  Future minimum payments                                                                       8,968                    4,901
  Less: amounts representing interest                                                             709                        -
                                                                                                -----                    -----
  Present value of future minimum capital lease payments                                   A$   8,259                A$  4,901
                                                                                           ==========                =========

    Rent expense under non-cancellable operating leases totaled A$129,000, A$760,000 and A$1,384,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

Capital Commitments

    As of December 31, 1997, total capital expenditure, relating to telecommunications plant and equipment and computer equipment, contracted for but not provided in the financial statements totaled A$1,997,000. These commitments are payable no later than one year from balance date.

NOTE 10 - SUBSEQUENT EVENTS

    In January 1998, the Company sold the Australian Net Guide business and its 50% equity holding in New Zealand Net Guide Limited to Industrial Press Limited, a third party New Zealand company, for an immaterial gain.

    Options to acquire 1,080,000 Ordinary Shares (equivalent to 108,000 ADSs) were granted on January 6, 1998. The exercise price of the options is A$1.2 which was determined to be in excess of the fair value of the shares at the time of issuance and accordingly no employee compensation has been recognized. Of these options, 50% vest in the option holders on December 31, 1998, and 50% vest on December 31, 1999.

    At December 31, 1996 the Company had a note receivable of A$27,000 from a director. The balance on this note receivable as at December 31, 1997, was A$32,000 The note has an interest rate of 10% and is due on demand. Subsequent to December 31, 1997, this amount has been repaid.

    On March 31, 1998, the Company acquired from Camtech (SA) Pty. Limited ("Camtech") its Internet access business in South Australia. The consideration for the acquisition will be equal to two-thirds of Camtech's revenues over the next twelve months. The immediate payment to Camtech was 1,103,240 Ordinary Shares (equivalent to 110,324 ADSs) valued at approximately A$2,777,000 at US$16.525 per share. Goodwill of A$3,255,000 has been recognized after allowing for the fair value of net assets at the date of acquisition and is to be amortized over five years. Any balance payment will be made at the end of the first quarter of 1999 and will be adjusted against the currently recorded goodwill. Secondly, as an incentive to assist in the development of the business, the principals of Camtech will receive from OzEmail a payment of 5% of Internet access revenues arising from the acquired business through the second anniversary of the close of the transaction which will be recognized as compensation expense as incurred.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 1995                 1996                1997
                                                                                                 (IN THOUSANDS)
Cash paid for interest                                                             A$ 13                 A$ 115         A$   397
Cash paid for income taxes                                                             -                    227               76
Non cash investing and financing:
Access One acquisition
- Deferred consideration                                                               -                      -            4,407
- Ordinary Shares issued                                                               -                      -           11,333
Property and equipment acquired under capitalized leases                           A$  -                 A$   -         A$ 5,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

  The executive officers, directors and key employees of the Company, and their ages as of December 31, 1997 are as follows:

NAME                         Age                       Position
---------------------------  ---  ---------------------------------------------------

Sean Howard                   38  Chief Executive Officer and Director
David Spence                  45  President, Chief Operating Officer and Director (2)
Malcolm B. Turnbull           43  Chairman of the Board of Directors (1)(2)
Trevor J. Kennedy             56  Director (1)(2)
Steven L. Ezzes               51  Director (1)(2)
Chris Tyler                   39  Director
Ian McGregor                  40  Chief Financial Officer
Michael Hughes                33  Company Secretary
Eric Hamilton                 43  General Manager Access One
Geoffrey Isaac                36  Vice President of Consumer Sales and Marketing
Andrew Kent                   36  Vice President of Technical Services
Gerard Kohne                  38  National Operations Manager
Georgia Lee                   32  Product Manager
David Mackey                  35  General Manager of Voyager New Zealand
Michael Ward                  37  Vice President of Corporate Relations

__________________
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

  Sean Howard is the founder of OzEmail and has served as its Chief Executive Officer since its inception in September 1994. Mr. Howard also served as Managing Director of the Company until September 1995. Prior to forming OzEmail, Mr. Howard owned an electronic mail services company which he ran from 1992 to September 1994. Prior to that he founded Australian Personal Computer, a computer magazine, in 1980. In 1984 he sold a majority share of that business to Australian Consolidated Press Limited, a publishing company, forming the partnership Computer Publications Pty Ltd ("Computer Publications") for which he served as Managing Director until 1992.

  David Spence has served as President and Chief Operating Officer of the Company since August 1995, and has served as a director since December 1995. Prior to joining the Company, Mr. Spence was the Chief Financial Officer of Freedom Furniture, an Australian furniture and homewares manufacturer and retailer, from July 1992 to August 1995. Prior to such time, he served as the Assistant General Manager at Australian Consolidated Press Limited, from January 1992 to July 1992, and the General Manager of Computer Publications from 1989 to 1991. Prior to that time he was the South African Director of AW Faber-Castell, a German stationery company, from 1981 to 1989. Mr. Spence received his Bachelor of Commerce from the University of Natal, South Africa.

  Malcolm Turnbull has served as Chairman of the Board of the Company since December 1995. Mr. Turnbull is the Chairman and Managing Director of Goldman Sachs Australia LLC. He was previously Managing Director of Turnbull & Partners Limited. Prior to that, Mr. Turnbull worked as a journalist in both television and print in Australia and Britain before commencing legal practice in Sydney where he also served as General Counsel and Secretary for Consolidated Press Holdings Limited, Australia's largest magazine publisher and television network broadcaster. Mr. Turnbull has extensive experience of and involvement in the publishing and broadcasting industry in Australia. Mr. Turnbull is also Chairman of FTR Holdings Limited, a technology company listed on the Australian Stock Exchange ("ASX"). Mr. Turnbull received his Bachelor of Arts and Bachelor of Laws degrees from the University of Sydney and his Bachelor of Civil Laws degree from the University of Oxford.

  Trevor Kennedy has been a director of the Company since December 1995. Mr. Kennedy was previously managing director of Consolidated Press Holdings Limited. Mr. Kennedy is currently chairman of: AWA Limited, an Australian gaming company listed on the ASX; Oil Search Limited, an oil production and exploration company listed on the ASX, and Cypress Lakes Group Limited, a resort management and development company. He serves as Deputy Chairman of Darowa Corporation, a publishing company listed on the ASX. Mr. Kennedy also serves as a director of Qantas Airways Limited, Interactive Television Australia Limited, Downer Group Limited, Kalmet Resources NL, Kilkenny Gold NL and other concerns. He is also a member of the Australian Government Remuneration Tribunal.

  Steven Ezzes has been a director of the Company since April 1996. Mr. Ezzes is the Managing Director of Scotia Capital Markets in New York. Prior to that, he was a partner of Airlie Enterprises, L.L.C., an investment partnership. Prior to joining Airlie Enterprises, L.L.C., Mr. Ezzes was a managing director of the High Yield Securities Group at Lehman Brothers from 1992 to 1994. He has also held senior management positions at investment banks including Lehman Brothers, Goldman Sachs & Co, Lazard Freres & Co and Morgan Stanley. Mr. Ezzes received his Master of Business Administration and Bachelor of Arts degrees from the University of California, Los Angeles.

  Chris Tyler has been a director of the Company since November 1997. Mr. Tyler is Managing Director and Chief Operating Officer of Solution 6. Prior to joining Solution 6, Mr Tyler was General Manager of the Internet Services Group for Telecom New Zealand Limited. Before joining Telecom New Zealand, he was the subject matter expert for Internet and Multimedia at EDS Management Consulting Services at AT Kearney, a firm of United States management consultants.

  Ian McGregor has served as the Company's Chief Financial Officer since December 1996. Prior to joining the Company, Mr. McGregor served as the Finance and Administration Manager and Director of Business Operations of Computervision Pty Limited, the Australian subsidiary of Computervision Inc., a United States company listed on the New York Stock Exchange, from 1993 to 1996. He joined Computervision in 1984, holding various financial and accounting positions, including Asia Region Finance and Administration Manager, Technical Project Leader, and Senior Financial Accountant. Mr. McGregor received his Bachelor of Business Studies from the University of Technology in Sydney, and he is an Associate of the Institute of Chartered Accountants in Australia, a Fellow of the Institute of Corporate Managers, Secretaries and Administrators, and a Fellow of the Institute of Chartered Secretaries and Administrators - London.

  Michael Hughes has served as Company Secretary of the Company since June 1996. Prior to that he was retained as consultant to assist with the initial public offering of the Company that was consummated in May 1996. Prior to joining the Company, Mr. Hughes held positions as Associate Director and Manager of Turnbull & Partners Limited, an investment banking firm based in Sydney, from 1990 to 1994. Prior to that, Mr. Hughes was employed at Ord Minnett Securities, an Australian securities broking house. Mr. Hughes received his Bachelor of Arts degree from the University of Sydney and Master of Applied Finance degree from Macquarie University. Mr. Hughes is the brother-in-law of Malcolm Turnbull.

  Eric Hamilton has served as General Manager of Access One since September 1997. From November 1996 to September 1997 he held the position of Senior Product Manager, Online Services with Telstra Multimedia with responsibility for the development and bringing into service of a range of Internet content products. Prior to that, he held a number of positions with Telstra and OTC including: General Manager of On Australia, an Internet service provider; business development and product development; manager cable planning; and supervising engineer, satellite planning. Eric received a Doctorate in Electrical Engineering from the University of Canterbury, New Zealand.

  Geoffrey Isaac has served as Vice President of Consumer Sales and Marketing since March 1997. Prior to that, Mr. Isaac served as national media research director at Clemenger / BBDO, an advertising agency operating in Australia and New Zealand. From 1994 to 1996, he served as account director at Wilson MLI, an Australian advertising agency From 1990 to 1994, he served as market research manager for Computer Publications. Mr. Isaac received his Bachelor of Arts honours degree in business studies from Bristol Polytechnic, England.

  Andrew Kent has served as Vice President of Technology Services of OzEmail since February 1995. Mr. Kent initially served as Network Manager with OzEmail from September 1994 to February 1995. From December 1992 to September 1994, he served as a software developer for Arton No. 001 Pty Limited, a company owned by Sean Howard which at that time provided electronic mail services. Prior to such time, he worked for Litton Systems Canada Ltd, a Canadian defense contractor, from 1984 to 1990, where he served as a Project Engineer, a Technical Liaison Officer, and as a hardware and software developer. Mr. Kent received his Bachelor of Applied Science degree in electronic engineering from the University of Waterloo, Ontario, Canada.

  Gerard Kohne has served as National Operations Manager of OzEmail since September 1997. Prior to that he served as Vice President of Business Development of the Company since August 1996. Prior to that he served as Vice President of Sales of the Company from January to August 1996. Mr. Kohne initially served as Sales Director of the Company since its inception in 1994. From 1991 to 1994 he worked as sales manager for Arton No. 001 Pty. Limited, a company owned by Mr. Sean Howard which at that time provided electronic mail services. Prior to joining the Company he served as national advertising manager for Computer Publications.

  Georgia Lee has served as Product Development Manager of OzEmail since February 1998. Prior to that she served as National Sales Manager of OzEmail since September 1997. Before joining OzEmail Ms Lee served as southern region sales and marketing manager for Optus Vision from 1995 to 1997. Prior to that, she served as national account manager for Telstra. Ms Lee received her Bachelor of Business (Marketing) degree for the University of Technology Sydney in 1987.

  David Mackey has served as General Manager of Voyager New Zealand since April 1997. From July 1996 to April 1997 he served as National Sales Manager of OzEmail. In addition, Mr. Mackey served as a corporate sales manager of OzEmail from November 1995 to July 1996. From 1993 to 1995, he was employed by Mars Incorporated as merchandising manager in New South Wales. Prior to that, he was employed as advertising and sales manager for Seed and Grain Sales Pty. Limited in New South Wales. Mr. Mackey received his Bachelor of Applied Science degree from the University of Western Sydney.

  Michael Ward has served as Vice President of Corporate Relations since October, 1996. Prior to joining OzEmail, he served as Executive Director of the Australian Republican Movement from 1994 to 1996. Prior to that, he was employed as Manager of the Health Promotion Unit of the New South Wales Department of Health from 1989 to 1994 and as Senior Campaign and Projects Coordinator for the Health Department of the State of Victoria. Mr. Ward received his Bachelor of Science degree from the University of New South Wales.

  All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. The Company does not presently have any employment contracts in effect with any of its executive officers. The Board of Directors has a Compensation Committee comprised of Messrs. Turnbull, Kennedy and Ezzes, that recommends salaries and incentive compensation for executive officers of the Company and an Audit Committee comprised of Messrs. Turnbull, Spence, Kennedy and Ezzes, that reviews the results and scope of the audit and other services provided by the Company's independent auditors.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The aggregate compensation paid by the Company to the Chief Financial Officer and the four highest paid executives for services in all capacities for the year ended December 31, 1996 and December 31, 1997 totaled A$776,000 and A$1,932,000, respectively.

  The Company is currently required by Australian law to contribute 6% of each employee's salary to a pension fund for the employee's retirement. The aggregate amount accrued by the Company during the year ended December 31, 1997, for contributions to the pension fund for directors and officers of the Company totaled A$29,000.

STOCK OPTIONS

  No grants of options to purchase ordinary shares to directors and officers as a group were made in the year ended December 31, 1997.


OPTION EXERCISES AND HOLDINGS

  Mr. David Spence, the President and Chief Operating Officer of the Company, was granted options to purchase 5,675,600 Ordinary Shares A$0.33 in August 1995, of which 300,000 were exercised on August 11, 1997. None of the other directors and officers exercised options held by such officers and directors in the year ended December 31, 1997. The closing price of the American Depositary Shares at year-end was US$7.625 per share.

OPTIONS TO PURCHASE SECURITIES FROM THE COMPANY

  The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors (the "Board") on May 1, 1996 and approved by the shareholders on May 1 1996. A total of 6,500,000 Ordinary A$0.004 Shares were authorized for issuance under the 1996 Plan, 3,250,000 of which were granted in June, 1996, and 195,000 of which were granted in November 1996. The options granted under the 1996 Plan in the year to December 31, 1996, vest over two years. Following the second vesting date of December 31 1997, for the options that were granted in November, 1996, the Company has re-calculated the number of options under the 1996 Plan that have been vested. A total of 3,069,990 A$0.004 ordinary shares have been vested under the 1996 Plan as at December 31 1997. Of such options, 2,912,490 and 157,500 were vested with an exercise price of the Australian dollar equivalent of US$1.40 and US$0.75 per A$0.004 Ordinary Share, respectively. The options with an exercise price of US$1.40 and US$0.75 must be exercised by July, 2000 and November 2001, respectively. Under the 1996 Plan, employees, non-employee Board members and consultants may, at the discretion of the Plan Administrator, be granted options to purchase Ordinary Shares at an exercise price not less than 85% of their fair market value on the grant date. As of December 31, 1997, 1,339,990 Ordinary Shares called for by such options were held by directors and officers as a group.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the Ordinary Shares as of April 30, 1998 by (i) each person or entity known to the Company to own beneficially 5% or more of the outstanding Ordinary Shares, (ii) each of the Company's directors, and (iii) by all directors and executive officers of the Company as a group.

                                                                                          SHARES BENEFICIALLY OWNED (1)
                                                                                         NUMBER                     PERCENT
                                                                                     ---------------              ------------
Sean Howard                                                                              35,000,000                    28.9%
    c/o OzEmail Limited
    MDIS House
    39 Herbert Street
    St. Leonards NSW 2065
    Australia
Malcolm Turnbull (2)                                                                     17,500,000                    14.4%
    c/o Goldman Sachs Australia LLC
    Level 48, 1 Farrer Place
    Sydney NSW 2000
    Australia
Trevor Kennedy                                                                           17,500,000                    14.4%
    15 Elamang Avenue
    Kirribilli NSW 2061
    Australia
Entities Associated with Craig A. Drill                                                  10,035,000 (3)                 8.3%
767 Fifth Avenue, New York, N.Y.
Solution 6 Holdings Limited                                                               7,200,000                     5.9%
    35-37 Chandos Street
    St Leonards NSW 2065
    Australia
David Spence                                                                              5,375,600 (4)                 2.9%
    c/o OzEmail Limited
    OzEmail Centre
    39 Herbert Street
    St. Leonards NSW 2065
    Australia
Steven Ezzes                                                                                200,000 (5)                 0.2%
    7 Sipperleys Hill Road
    Westport, Connecticut
All executive officers and directors as a group (9 persons) (6)                          74,923,730                    61.8%

__________________
(1) Applicable percentage of ownership for each shareholder is based on 111,000,010 Ordinary Shares outstanding as of December 31, 1997 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days of the date hereof, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them.

(2) Includes all shares held by entities affiliated with Turnbull & Partners Limited. Mr. Turnbull, as the controlling shareholder, may be deemed to beneficially own such shares, although Mr. Turnbull disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3) Mr. Drill has sole voting and dispositive power of 262,800 ADSs. Mr. Drill shares voting and dispositive power of 740,700 ADSs with Craig Drill Capital L.L.C. , a Delaware limited liability company, and Craig Drill Capital L.P., a Delaware limited partnership. Each ADS represents ten Ordinary Shares.

(4) As of December 31, 1997, all such shares were subject to an option granted in August 1995, at an exercise price of A0.33, which will expire in July 2000.The option vests ratably over three years, with one-third of the Ordinary Shares vesting on each of 30 June, 1996, 1997 and 1998. As of December 31, 1997 3,483,730 of such options were capable of being exercised within 60 days. On March 25, 1998, Mr Spence exercised 3,333,000 of such options for Ordinary Shares. As of April 30, 1998 the balance of options held by Mr Spence is 2,042,000.

(5) Of such Ordinary Shares, 100,000, are represented by 10,000 ADSs and 100,000 are subject to a currently outstanding option granted under the 1996 Stock Option Plan at an exercise price of US$1.40 per Ordinary Share.

(6) Consists of the directors' and executive officers' shares listed above, including the 35,000,000 shares beneficially owned by Mr. Howard and held by Arton No. 001 Pty Limited, the 17,500,000 shares beneficially owned by Mr. Turnbull and held by Barzepa Pty Limited, the 17,500,000 shares beneficially owned by Mr. Kennedy and held by Golden Research Pty Limited, 100,000 shares beneficially owned by Mr Ezzes and 4,823,720 options held by executive officers and directors exercisable within 60 days of December 31, 1997, and 10 Ordinary Shares held by an executive officer.

 In April 1998 Mr Spence exercised 3,333,000 options for ordinary shares. The balance of options outstanding is 2,042,600 as at 30 April 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

HISTORICAL CORPORATE STRUCTURE

  On September 12, 1994, the Company was founded through a number of simultaneous transactions. As a result of these transactions, the proprietary online service previously controlled by Mr. Howard was transferred to the Company (in exchange for all of the then outstanding Ordinary Shares of the Company), and business entities affiliated with Messrs. Kennedy and Turnbull each agreed to contribute A$500,000 in a joint venture related to the Company. Mr. Howard and the business entities affiliated with Messrs. Kennedy and Turnbull elected in November 1995 to terminate the joint venture arrangement and certain related agreements as part of a reorganization of the Company into its present corporate form. In connection with this reorganization, the business entities affiliated with Messrs. Kennedy and Turnbull each contributed A$500,000 and their respective interests in the joint venture to the Company in exchange for an aggregate of 35,000,000 Ordinary A$0.004 Shares. The parties also entered into a Shareholders Agreement, with each shareholder holding not less than 25% of the issued shares having the right to appoint one director for each 25% of the shares held. The Shareholders Agreement was terminated prior to consummation of the Company's initial public offering on May 28, 1996.

TRANSACTIONS WITH SUBSIDIARIES

  Transactions with subsidiaries are carried out on normal commercial terms.

  OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by two former directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings in September 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and is defending the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

LOANS AND GUARANTEES AMONG RELATED PARTIES


  OzEmail acts as guarantor on the deed of sub-lease between Bladon Holdings Limited and Voyager. The monthly base rent on this sub-lease is NZ$2,562.

  OzEmail acts as guarantor on chattel lease agreements between UDC Finance and Voyager for the finance lease of network equipment. As at December 31, 1997 the total rentals payable under these leases is NZ$124,000 (A$112,000).

ADDITIONAL TRANSACTIONS

  On May 24, 1997, the Company and FTR, an entity affiliated with Mr. Malcolm Turnbull, a director of the Company, entered into an agreement whereby the Company agreed to pay FTR gross income based on 35% of all revenue received by the Company in respect of OzEmail services delivered to subscribers in Western Australia, net of referral fee amounts paid to third parties in connection with the establishment of accounts with OzEmail for services. FTR agreed that at least 28.6% of all revenues paid to it by the Company under the agreement would be spent on marketing and promotion expenditure within Western Australia. The agreement had an initial term of two years, during which either party had a right to terminate on sixty days notice. After the initial term, the agreement would be automatically renewed until terminated by either party on sixty days notice in writing. The parties agreed that if the Company exercised its right to terminate during the initial term, then FTR would receive, in each month for a period of twelve months following expiry of the agreement, gross income based on 25% of all revenue received by the Company in respect of OzEmail services in Western Australia, net of referral fees paid to third parties.

  On September 10, 1997 OzEmail and FTR terminated this agreement and entered into a new agreement whereby OzEmail purchased all of the issued share capital of Microweb Pty Limited ("Microweb"), a subsidiary of FTR, for a lump sum of A$1.00 and deferred consideration equal to approximately A$400,000.

  In the year ended December 31, 1997 the Company paid A$186,000 to companies affiliated with one of its non-executive directors for corporate advisory services and related expenses associated with: the transfer of the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. in March, 1997; corporate advisory services and related expenses associated with the proposed listing of OzEmail on the Australian Stock Exchange.

  In the year ended December 31, 1997 the Company paid an amount of A$8,000 to a Director of a company affiliated with one of its shareholders for consultancy services.

COMPANY POLICY CONCERNING TRANSACTIONS WITH AFFILIATES

  The Company has adopted a policy that all transactions with directors, executive officers and other affiliates will be on terms that are believed to be at least as favorable to the Company as could be obtained from unaffiliated third parties and that such transactions must be approved by a majority of the Company's disinterested directors.

  The Company believes that the foregoing transactions with directors, executive officers and other affiliates were completed on terms as favorable to the Company as could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statement Schedules.

The following documents are filed as part of this report on Form 10-K:


                                                       Page Number
                                                       -----------
Report of Independent Accountants................           32
Consolidated Balance Sheets......................           33
Consolidated Statements of Operations............           34
Consolidated Statements of Shareholder's Equity..           35
Consolidated Statements of Cash Flows............           36
Notes to Consolidated Financial Statements.......           37
Schedule II--Valuation and Qualifying Accounts...           76

     Schedules not listed above are not included because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

EXHIBIT
NUMBER
------

3.1 Memorandum of Association. (Incorporated by reference to Exhibit 3.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

3.2 Articles of Association. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

3.3 Constitution of Archibold Holdings Limited (Voyager New Zealand) dated July 27, 1995. (Incorporated by reference to Exhibit 3.3 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

3.4 Memorandum and Articles of Association of Cyber Publications Pty Ltd. (Incorporated by reference to Exhibit 3.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

4.1  Form of Ordinary Share Certificate. (Incorporated by reference to Exhibit
     4.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

4.3 Form of Deposit Agreement among OzEmail Pty Limited, Bank of New York, as Depositary, and holders from time to time of ADSs issued thereunder, dated as of May 28, 1996. (Incorporated by reference to Exhibit 4.3 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

4.4  Form of Amended Articles of Association. (Incorporated by reference to
     Exhibit 4.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.1 Form of Indemnification Agreement between the Registrant and its directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.2 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.3 Lease between the State Authorities Superannuation Board and the Registrant dated March 13, 1995. (Incorporated by reference to Exhibit
        10.3 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

**10.4 Internet Access Service Agreement between Telstra and the Registrant dated July 14, 1995. (Incorporated by reference to Exhibit 10.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

**10.5 Distribution agreement between Comtech and the Registrant dated November 15, 1995. (Incorporated by reference to Exhibit 10.5 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.6 Loan Agreement with Sean Howard dated February 28, 1996. (Incorporated by reference to Exhibit 10.6 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-
        4794)

  10.7 Loan Agreement with Trevor Kennedy dated March 18, 1996. (Incorporated by reference to Exhibit 10.7 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-
        4794)

  10.8 Loan Agreement with Sean Howard dated March 18, 1996. (Incorporated by reference to Exhibit 10.8 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.9 Loan Agreement with Turnbull & Partners dated March 18, 1996. (Incorporated by reference to Exhibit 10.9 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.10 Shareholder Agreement between Golden Research Pty Limited, Barzepa Pty Limited, Arton No. 001 Pty Limited and the Registrant. (Incorporated by reference to Exhibit 10.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.11 Form of Termination of Shareholder Agreement between Golden Research Pty Limited, Barzepa Pty Limited, Arton No. 001 Pty Limited, David Moray Spence and the Registrant. (Incorporated by reference to Exhibit 10.11 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.12 Memorandum of Understanding between Compera Sdn Bhd and the Registrant dated November 1, 1995. (Incorporated by reference to Exhibit 10.12 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.13 Shareholders' Agreement between John William O'Hara, Alistair Lester Stevens and the Registrant dated March 14, 1996. (Incorporated by reference to Exhibit 10.13 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.14 Communications Proposal for Voyager New Zealand Ltd by Telecom New Zealand Ltd dated April 12, 1996. (Incorporated by reference to Exhibit
        10.14 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.15 Joint Venture Agreement between SPIC Electronic and System Limited and the Registrant dated April 24, 1996. (Incorporated by reference to Exhibit 10.15 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

  10.16 Agreement between Tech Talk Australia Pty Limited and Cyber Publications Pty Limited and Jeremy Horey and the Registrant dated March 20, 1996. (Incorporated by reference to Exhibit 10.16 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.17 Amendment to Loan Agreement with Sean Howard dated March 26, 1996. (Incorporated by reference to Exhibit 10.17 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.18 Amendment to Loan Agreement with Turnbull & Partners dated March 26, 1996. (Incorporated by reference to Exhibit 10.18 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.19 Amendment to Loan Agreement with Turnbull & Partners dated April 15, 1996. (Incorporated by reference to Exhibit 10.19 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.20 Amendment to Loan Agreement with Trevor Kennedy dated March 26, 1996. (Incorporated by reference to Exhibit 10.20 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.21 Amendment to Loan Agreement with Trevor Kennedy dated April 15, 1996. (Incorporated by reference to Exhibit 10.21 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.22 Letter from Turnbull & Partners, Golden Research Pty Ltd and Sean Howard to the Registrant dated March 5, 1996 relating to provision of financial assistance to the Registrant. (Incorporated by reference to Exhibit 10.22 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.23 Termination of Shareholder Agreement between Golden Research Pty Limited, Barzepa Pty Limited, Arton No. 001 Pty Limited, David Moray Spence and the Registrant dated April 29, 1996. (Incorporated by reference to Exhibit 10.23 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.24 Representation Agreement between OzEmail Limited and FTR Holdings Limited dated September 4, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended September 30, 1996)

10.25 Representation agreement between OzEmail Limited and FTR Holdings Limited, dated May 24, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended June 30, 1997)

10.26 Share sale agreement between OzEmail Limited and FTR Holdings Limited, dated September 10, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended September 30, 1997)

10.27 Agreement for Sale and Purchase of the Internet Business of Solution 6, dated November 8, 1997. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended September 30, 1997)

10.28 Press release dated November 10, 1997, regarding acquisition of Access One, the Internet Business of Solution 6. (Incorporated by reference to
       Exhibit 99.1 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended September 30, 1997)

10.29 Press release dated November 10, 1997, regarding third quarter 1997 results. (Incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report pursuant to the Securities Exchange Act of 1934 for the period ended September 30, 1997)



 11.1  Statement regarding computation of per share earnings

 21.1  Subsidiaries of the Registrant.

__________________

*   Management compensatory plan.

**  Confidential treatment granted for portions of agreement.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, OzEmail Limited, a corporation organized and existing under the laws of the Commonwealth of Australia, has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1998.

                                OZEMAIL LIMITED



                                By /s/ Malcolm Turnbull
                                  ---------------------------------------
                                   Malcolm Turnbull
                                   Chairman of the Board of Directors


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES
INDICATED:

/s/ Sean Howard
---------------------------------------
Sean Howard                                   Chief Executive Officer and Director (Principal Executive Officer)    May 15, 1998

/s/ David Spence
---------------------------------------
David Spence                                  President and Chief Operating Officer                                 May 15, 1998

/s/ Ian McGregor
---------------------------------------
Ian McGregor                                  Chief Financial Officer (Principal Financial and Accounting           May 15, 1998
                                              Officer)

/s/ Trevor Kennedy
---------------------------------------
Trevor Kennedy                                Director                                                              May 15, 1998

SCHEDULE  II

                                OZEMAIL LIMITED
                       VALUATION AND  QUALIFYING  ACCOUNTS
                                 (IN THOUSANDS)


                 COLUMN A                     COLUMN B     COLUMN C   ADDITIONS    COLUMN D    COLUMN E
                                             BALANCE AT   CHARGED TO  CHARGED TO              BALANCE AT
                                            BEGINNING OF  COSTS AND     OTHER                   END OF
                                               PERIOD      EXPENSES    ACCOUNTS   DEDUCTIONS    PERIOD
PERIOD FROM SEPTEMBER 12, 1994
(INCEPTION) TO DECEMBER 31, 1994
    Allowance for Doubtful Accounts           A$   -       A$    45         -             -     A$   45
YEAR ENDED DECEMBER 31, 1995
    Allowance for Doubtful Accounts               45            160         -             -         205
YEAR ENDED DECEMBER 31, 1996
    Allowance for Doubtful Accounts              205            341         -             -         546
YEAR ENDED DECEMBER 31, 1997
    Allowance for Doubtful Accounts           A$ 546       A$ 1,715         -      A$ 1,372     A$  889