Form 10-Q/A
period 1997-06-30
OZEMAIL LTD
filed 1998-05-21
CIK 1013742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                      AMENDMENT NO. 1 TO QUARTERLY REPORT
    PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                        COMMISSION FILE NUMBER 0-28476

                                OZEMAIL LIMITED
                                ACN 066387 157
                        ------------------------------
            (Exact name of registrant as specified in its charter)


   NEW SOUTH WALES, AUSTRALIA                           NOT APPLICABLE
--------------------------------                -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)



OZEMAIL CENTRE, 39 HERBERT STREET, ST. LEONARDS NEW SOUTH WALES 2065 AUSTRALIA
------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


   Registrant's telephone number, including area code: (011 61 2) 9433-2400


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES     [ ]     NO     [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          AT JUNE 30TH, 1997, THERE WERE 10,350,001 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE A$0.04 ("ORDINARY SHARES"). OF THE OUTSTANDING ORDINARY SHARES, 3,350,000 ARE REPRESENTED BY 3,350,000 AMERICAN DEPOSITARY SHARES ("ADSS"). ONE ADS REPRESENTS ONE ORDINARY SHARES.

                                OZEMAIL LIMITED

                                  FORM 10-Q/A
                      AMENDMENT NO. 1 TO QUARTERLY REPORT

                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1        FINANCIAL STATEMENTS

          Condensed Consolidated Interim Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1997 and
          December 31, 1996.....................................................................    3

          Condensed Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 1997 and 1996...................................................    4

          Condensed Consolidated Statements of Cash Flows for the  Six Months
          Ended June 30, 1997 and 1996..........................................................    5

          Notes to Condensed Consolidated Interim Financial Statements..........................    6

          ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...............................................   15


PART II.  OTHER INFORMATION

          ITEM 1        LEGAL PROCEEDINGS.......................................................   21

          ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS...............................   21

          ITEM 3        DEFAULTS UPON SENIOR SECURITIES.........................................   21

          ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS......................   21

          ITEM 5        OTHER INFORMATION.......................................................   21

          ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K........................................   22

          SIGNATURES............................................................................   23

          EXHIBIT INDEX.........................................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                OZEMAIL LIMITED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      DECEMBER 31,          JUNE 30,
                                                          1996                1997
                                                      ------------        ------------
                                    ASSETS
Current assets:
Cash..................................................  A$ 44,615         A$ 38,849
   Accounts receivable - trade, net of allowances.....      4,782             4,920
    of A$546 and A$1,610, respectively
   Receivable from shareholder........................         27                26
   Other receivables..................................        707            17,735
   Other current assets...............................      1,366             2,136
                                                        ---------         ---------
Total current assets..................................     51,497            63,666

Plant and equipment, net..............................     13,789            21,436
Non-current investments...............................         24             3,105
Deferred tax asset, net...............................          -               299
                                                        ---------         ---------
                                                        A$ 65,310         A$ 88,506

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable......................................  A$  8,835         A$  9,861
   Bank overdraft.....................................         64               184
   Current portion of financing.......................        134             2,596
   Accrued expenses and other liabilities.............        980             1,963
   Deposits under agreements with Metro...............          -            18,686
   Net deferred income tax liability..................        152                 -
   Income taxes payable...............................        399             4,269
                                                        ---------         ---------
   Total current liabilities..........................     10,564            37,559

   Non-current portion of financing...................        240             5,052
                                                        ---------         ---------
Total liabilities.....................................     10,804            42,611
                                                        ---------         ---------
Minority interest.....................................          -                 -

Commitments and contingencies (Note 6)
Shareholders' equity:
Ordinary Shares, A$0.04 par value; 125,000,000
 shares authorized:
 10,350,001 shares issued and outstanding.............        414               414
Additional paid-in capital............................     53,234            53,234
Retained earnings/(loss)..............................        852            (7,754)
Cumulative foreign currency translation adjustment....          6                 1
                                                        ---------         ---------
                                                           54,506            45,895
                                                        =========         =========
                                                        A$ 65,310         A$ 88,506

  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30                         JUNE 30
                                                    1996            1997            1996            1997
                                                ------------    ------------    ------------    ------------
Net access revenues.............................  A$ 6,529        A$ 13,077       $ 10,585        A$ 23,829
Costs and expenses:
Cost of revenues - network operations
and support.....................................     1,470            3,842          2,489            7,008
Cost of revenues - communications and
other...........................................     2,250            4,604          3,748            8,050
Sales and marketing.............................     1,711            3,013          3,125            5,772
Product development.............................        78            3,423            109            5,095
General and administrative......................       717            3,503          2,022            4,944
                                                  --------        ---------       --------        ---------
Total costs and expenses........................     6,226           18,385         11,493           30,869
                                                  --------        ---------       --------        ---------

Income (loss) from operations...................       303           (5,307)          (908)          (7,040)

Other income (expense):
Foreign exchange gain...........................       741                -            741                4
Interest and other income.......................       247              552            282            2,048
Interest paid to shareholders...................       (38)               -            (68)               -
Interest expense................................       (30)            (112)           (50)            (123)
                                                  --------        ---------       --------        ---------
Income (loss) before provision for income
taxes and minority equity interest..............     1,223           (4,867)            (3)          (5,111)
Income tax expense..............................      (441)          (3,423)           (70)          (3,495)
Less: Minority equity interest..................         -                -             17                -
                                                  --------        ---------       --------        ---------
Net income (loss)...............................       782           (8,290)           (56)          (8,606)

Net income (loss) per share.....................  A$  0.09        A$  (0.80)      A$ (0.01)       A$  (0.83)
                                                  ========        =========       ========        =========
Weighted average ordinary shares and
share equivalents...............................     8,620           10,350          7,580           10,350
                                                  ========        =========       ========        =========
Net income (loss) per ADS.......................  A$  0.09        A$  (0.80)      A$ (0.01)       A$  (0.83)
                                                  ========        =========       ========        =========
Weighted average ADSs...........................     8,620           10,350          7,580           10,350
                                                  ========        =========       ========        =========



  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30
                                                                        1996            1997
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................  A$   (56)       A$(8,606)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization.......................................       786           3,280
Allowance for bad and doubtful accounts.............................       307           1,064
Writeback of provisions and expenses incurred.......................         -            (556)
Loss on disposal of plant and equipment.............................         -               5
Minority equity interest............................................       (17)              -
Gain on sale of interests in related  entities......................         -            (775)
Changes in assets and liabilities:
Accounts receivable.................................................    (2,285)         (1,203)
Other current assets................................................      (734)         (1,484)
Accounts payable....................................................     3,155           1,026
Accrued expenses and other current  liabilities.....................      (206)          2,347
Income taxes payable and deferred income taxes......................      (297)          3,419
                                                                      --------        --------
Net cash provided by (used in) operating activities.................       653          (1,483)
                                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net repayments from (advances to) shareholders......................       132               1
Purchase of current investment in marketable securities.............    (3,089)              -
Purchase of non-current investment..................................       (53)              -
Unpaid portion of investment........................................     1,671               -
Purchase of plant and equipment.....................................    (2,143)         (7,560)
Proceeds from sale of plant and equipment...........................         -              37
Distribution to minority shareholders...............................         -            (896)
                                                                      --------        --------
Net cash used in investing activities...............................    (3,482)         (8,418)
                                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares...........................    50,182               -
Proceeds from short-term debt - due to shareholder..................     1,300               -
Net repayment of long term debt.....................................    (1,800)              -
Net principal repayments on short-term
 debt - due to shareholder..........................................      (236)              -
Proceeds from long-term debt........................................       138               -
Proceeds from minority shareholders.................................        77               -
Payments under capital lease obligations............................         -            (980)
Proceeds from sale and leaseback transactions.......................         -           5,000
Net proceeds from (repayment of) bank overdraft.....................      (187)            120
                                                                      --------        --------
Net cash provided by financing activities...........................    49,474           4,140
                                                                      --------        --------
INCREASE (DECREASE) IN CASH.........................................    46,645          (5,761)
Cash at the beginning of the period.................................         9          44,615
Effect of exchange rate changes on
 subsidiary balances................................................         2              (5)
                                                                      --------        --------
Cash at the end of the period.......................................  A$46,656        A$38,849
                                                                      ========        ========

  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - THE COMPANY

The Company

     OzEmail Limited ("OzEmail"), its 80% owned subsidiary Voyager New Zealand Limited ("Voyager") and wholly-owned subsidiary Cyber Publications Pty Limited collectively (the "Company"), provide Internet access and other value added services in Australia and New Zealand. The Company also has an 80% owned dormant subsidiary, OzEmail Telecommunications Pty Limited. In November, 1996 the Company, through OzEmail Fax Investments Pty Limited ("OzEmail Fax Investments"), a wholly owned subsidiary of OzEmail, entered into a partnership agreement with Ideata Pty Limited ("Ideata"), a company incorporated in Australia, to develop and commercialize devices for voice and fax digitisation and transmission through telephone, Internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline Pty Limited ("OzEmail Interline") and the partnership was dissolved. Following this transaction, OzEmail Fax Investments owns an 80% equity interest in OzEmail Interline. The company purchased an additional 8% investment in OzEmail Interline in April 1998.

Basis of presentation

     The accompanying unaudited financial statements of OzEmail Limited (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. The condensed balance sheets as of December 31, 1996 and June 30, 1997, the condensed statements of operations for the three months and six months ended June 30, 1996 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1997 have been prepared by the Company, and have not been audited. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company at June 30, 1997, and for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results for the quarter ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997, or any future period.

     The Company conducts most of its business in Australian dollars. Amounts included in the financial statements and in notes herein are in Australian dollars and referenced as "A$." References to "US$" are to United States dollars and references to "NZ$" are to New Zealand dollars. The exchange rates between the U.S. dollar and the Australian dollar were $0.7844, $0.7936 and $0.7428 (expressed in U.S. dollars per Australian dollar) at June 28, 1996, December 31, 1996, and June 30, 1997, respectively.

Restatement and Transactions with Metro

     In November 1996, OzEmail Fax Investments entered into a partnership, in which it held an 80% interest, to commercialize devices for voice and fax digitization and transmission through telephone, Internet and other communications systems. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were transferred to OzEmail Interline and the partnership was dissolved on June 26, 1997. Following this transaction, OzEmail Fax Investments owned an 80% equity interest in OzEmail Interline.

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest with Ideata Pty. Limited ("Ideata"), entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80% being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments. In the original quarterly report on Form 10-Q for the quarter ended June, 1997, filed with the SEC on August 14, 1997, on the basis of the above transactions, the Company reported license fee revenues of A$10,124,000 and a profit on sale of its equity in OzEmail of $4,791,000, net of costs associated with the investment. OzEmail consolidated Interline's operating losses and recorded a minority interest of 52%.

     During April 1998, the Company for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 ordinary shares of the Company (represented by 540,000 ADSs), valued at approximately US$11,948,000 (A$18,381,000) on April 15, 1998.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported second quarter results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues recognised in the second quarter of 1997 from Metro. (As noted in Note 4 to the consolidated financial statements, these transactions are still subject to tax under Australian taxation laws).

     Amounts received from Metro totalling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of June 30, 1997. These amounts will be released in April 1998, when the Company issues the aforementioned 540,000 ADS's and records an additional 8% equity interest in OzEmail Interline.



                                                        1997
                                                   SECOND QUARTER
                                                   (IN THOUSANDS)
Net Income previously reported                        A$  8,776
Less adjustments to reported Net Income:
License Fee Revenue                                     (10,124)
Profit on sale of 40% equity interest in OzEmail
 Interline(1)                                            (5,034)
Minority Interest adjustment                             (1,908)
                                                      ---------
Adjusted Net Income (Loss)                               (8,290)
                                                      =========

(1) Reversal of Profit on sale of 40% equity interest in OzEmail Interline excludes costs associated with transactions, and therefore varies from the reported income of A$ 4,792,000.

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

Principles of consolidation

     The consolidated financial statements include the accounts of OzEmail and its controlled subsidiaries and partnerships. All intercompany accounts and transactions have been eliminated.

     Revenue recognition

          The Company's revenues are derived primarily from hourly connect time and monthly user charges for access to the Internet and are recognized over the period such services are rendered, if collection of the resulting receivable is deemed probable and provided no significant obligations remain outstanding. The Company also derives revenue from its share of license fees for the licensing of OzEmail Phone and OzEmail Fax technology to network affiliates of OzEmail Interline, one-time registration, sales of the Company's value added services, set-up and establishment fees, advertising revenues received from the provision of online content, and timed charges for the provision of the OzEmail Phone Internet telephony service in Australia. Revenues from registration, set-up and establishment fees are recognized at the time these services are completed and related software, hardware and other services are delivered and provided. Revenues associated with other activities are recognized as services are rendered and products are delivered. Revenues from advertising associated with NetGuide Online, the Company's web-based hypertext-linked guide to the Internet are recognized ratably over the period such advertisements are run.

          In conjunction with providing hourly and monthly internet access, the Company provides free telephone technical support to its customers. Costs of these services are period expensed to match the related revenues recognized from access to the Internet.

     Cost of revenues

          The Company segregates its cost of revenues into two categories:
"network operations and support" and "communications and other."

          Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation and operating lease rental expense on network equipment; and applicable overhead costs.

          Cost of revenues - communications and other includes: monthly telecommunications expenses; a fee payable as a percentage of revenue to the New South Wales government for revenues-sourced from government customers; cost of domain name registrations; and editorial and production costs related to the production of NetGuide Magazine.

     Plant and equipment

          Plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Leasehold improvements, including labour and overhead costs of Points of Presence ("POPs"), fax interface node and voice interface node installations, are amortized over the shorter of the term of the related lease or the estimated useful lives of the assets. Plant and equipment classes and their respective useful lives are as follows:

                                                                        YEARS
 .      Telecommunications plant and equipment                            3
 .      Computer equipment                                                3
 .      Furniture and fittings                                            5

     Advertising costs

          The Company expenses advertising costs as incurred. Given its limited operating history, the

Company does not believe that sufficient objective evidence exists to estimate probable future benefits of direct response advertising; accordingly, the costs relating to direct response advertising are expensed as incurred. The costs associated with direct response advertising include costs of printing, production and shipping of starter kits.

     Income taxes

          Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is established for any deferred assets for which realisation is not considered more likely than not.

     Functional currency

          The functional currency of OzEmail, Cyber, OzEmail Fax Investments and OzEmail Interline is the Australian dollar. The functional currency of Voyager is the New Zealand dollar. Voyager's balance sheet accounts are translated into Australian dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into Australian dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

     Concentration of credit risk

          Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables from customers in Australia and New Zealand. The Company generally requires no collateral from its customers. However, the Company maintains an allowance for bad and doubtful accounts receivable based on the expected collectibility of all accounts receivable. At December 31, 1996 and June 30, 1997, no customer accounted for more than 10% of accounts receivable. Cash and cash equivalents held with banks and financial institutions in Australia and New Zealand also potentially subject the Company to credit risk.

     Dependence on certain third party suppliers

          The Company is currently dependent on third party suppliers with respect to purchase of certain key products and services including services provided by Telstra, digital modems, server equipment, and license for its web browser software. Although alternate sources of supply are available for these products, making a transition could prove costly and cause interruption in service. Failure to obtain the key products on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

     Net income (loss) per share

          Net income (loss) per share is based upon the weighted average number of Ordinary and Ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, Ordinary and Ordinary equivalent shares issued during the period from April 1995 to March 1996 have been included in the calculation of net income
(loss) per share as if they were outstanding for all periods presented (using the treasury stock method for options at the initial public offering price).

     Product development costs

          Statement of Financial Accounting Standard No. 86 ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

     Stock Based Compensation

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     Dividends

          Any dividend payments made by the Company would, under the Australian Corporations Law, be limited to the Company's retained earnings, which aggregated A$852,000 at December 31, 1996 and A$9,312,000 at June 30, 1997 as determined under the Australian Corporations Law and relevant Australian Accounting Standards. Any payment of dividends would be made in Australian dollars.

     Cash equivalents and short-term investments

          All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments. As of December 31, 1996, and June 30, 1997, the Company had no current investments with original maturities greater than three months.

     Fair value of financial instruments

          The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair values.


NOTE 2 - PLANT AND EQUIPMENT


                                                               DECEMBER 31,            JUNE 30,
                                                                   1996                  1997
                                                              (IN THOUSANDS)
PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:
        Telecommunications plant and equipment                  A$ 6,930               A$12,236
        Computer equipment                                         8,529                 11,228
        Furniture and fittings                                       262                  1,795
        Leasehold improvements                                       512                  1,009
                                                                --------               --------
                                                                  16,233                 26,268

        LESS:
        Accumulated depreciation                                  (2,444)                (4,832)
                                                                --------               --------
        Net plant and equipment                                 A$13,789               A$21,436
                                                                --------               --------

NOTE 3 - NON CURRENT ASSETS


Non Current Investments

     The Company recorded a gain of A$775,000 when it transferred the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. on March 13, 1997 in return for the issue of 7.25% of the total share capital of Softbank Interactive Marketing (subsequently reduced to 6.25% as a consequence of the allotments of stock options to Softbank employees). The equity holding in Softbank has been valued at A$3,082,000 as at March 31, 1997. This valuation is based on an independent valuation of the Company's interest in Softbank Interactive

Marketing. As at June 30, 1997, the directors consider this valuation to still be indicative of the value of the investment.


NOTE 4 - INCOME TAXES

     The Company's incurred tax for the six months ended June 30, 1997, despite the US GAAP losses recorded, as the Company was assessed under Australian taxation laws on A$16,155,000, being 80% of the license revenue and 80% of the proceeds from Metro when purchasing its 40% share of OzEmail Interline, received as part of the Metro transactions which will not be recorded as income for US GAAP purposes (Note 1).

     Income before provision for income taxes and minority interest in the six months to June 30, 1997, includes A$687,000 of losses relating to the New Zealand operations of the Company's majority-owned subsidiary Voyager.

     Voyager has incurred a loss since its formation in 1995. At June 30, 1997, the Company had A$1,592,000 of net operating loss carry forwards associated with its New Zealand operations. These loss carryforwards are available to reduce future taxable income of Voyager without any time limitation. However, the loss carryforwards will expire in the event of a change in ownership of Voyager of greater than 51%. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the New Zealand operations will not be able to utilize the net operating loss carryforwards, and thus a full valuation reserve of A$573,000 has been recorded at June 30, 1997 with respect to such losses. If future evidence indicates that it is likely that the Company will be able to utilize its New Zealand operations' net operating loss carryforwards in future years, the valuation reserve will be reduced, which correspondingly will reduce the Company's tax provision.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In the quarter ended June 30, 1997, the Company paid $60,000 to a company affiliated with a non-executive director for corporate advisory services and related expenses associated with the transfer of the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. in March, 1997.

     In the quarter ended June 30, 1997, the Company paid an amount of A$2,500 to a director of a company affiliated with one of its executive directors for consultancy services.

     On September 4, 1996, the Company entered into an agreement with FTR Holdings Limited ("FTR"), an entity affiliated with Turnbull & Partners Limited ("TPL"). Mr Malcolm Turnbull, a director of the Company, is a controlling shareholder of FTR. The agreement appointed FTR as the Company's sole and exclusive sales and marketing representative in Western Australia. The delivery of this service is conducted by Microweb Pty. Limited ("Microweb"), a wholly-owned subsidiary of FTR.

     On May 24, 1997, the Company and FTR terminated this agreement and entered into a new agreement. Under the new agreement, the Company has agreed to pay FTR gross income based on 35% of all revenue received by the Company in respect of OzEmail services delivered to subscribers in Western Australia, net of referral fee amounts paid to third parties in connection with the establishment of accounts with OzEmail for services. FTR has agreed that at least 28.6% of all revenues paid to it by the Company under the agreement are spent on marketing and promotion expenditure within Western Australia. The agreement has an initial term of two years, during which either party has a right to terminate on sixty days notice. After the initial term, the agreement shall be automatically renewed until terminated by either party on sixty days notice in writing. The parties have agreed that if OzEmail exercises its right to terminate during the initial term, then FTR shall receive, in each month for a period of twelve months following expiry of the agreement, gross income based on 25% of all revenue received by the Company in respect of OzEmail services in Western Australia, net of referral fees paid to third parties.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

     The Company, its chief executive officer and director and a former director are named defendants in an action commenced in September 1995 by Trumpet Software Pty. Limited ("Trumpet") in the Federal Court of Australia, Hobart District Registry. The suit claims copyright infringement and violations of the Trade Practices Act based on alleged modification, reproduction and distribution of Trumpet's "Trumpet Winsock" software by the Company.

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the pending lawsuit against the Company by Trumpet Software over alleged copyright infringements and violations of Australia's Trade Practices Act. Procedural matters are now underway with respect to the damages hearing which is currently scheduled to be held in late September, 1997. Evidence received to date has not affected the advice of the Company's litigation counsel that its monetary exposure in respect of the damages component in this litigation is expected to be between A$50,000 and A$350,000. The Company has accrued an estimated amount for such exposure that is within this range and an estimate for potential payment of costs to Trumpet and continues to believe that the ultimate disposition of this proceeding will not have a material adverse effect on its business, results of operations or financial position.

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

Leases

     The Company leases premises, facilities, and certain of its network and host system equipment, hardware and equipment relating to office fitout, under capital leases and non-cancellable operating leases expiring in various years through 2001. At June 30, 1997 the Company's future minimum payments under non-cancellable operating leases with initial terms of one year or more aggregated A$3,018,000. At June 30, 1997, the present value of future minimum capital lease payments, including the current portion of A$2,596,000, aggregated A$7,648,000.

Capital Expenditure Commitments

     As at June 30, 1997, total capital expenditure, relating to telecommunications plant and equipment and communications equipment contracted but not provided for in the financial statements totalled A$693,000.

NOTE 7 - INVESTMENT IN VOYAGER NEW ZEALAND LIMITED

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by two non-executive directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders (the "Shareholders Agreement"). Pursuant to the shareholders agreement and other agreements between OzEmail and Voyager, OzEmail undertakes to provide its services and intellectual property to Voyager at cost. OzEmail has the power to select a majority of the board of directors of Voyager. In the event of termination of employment of the Minority Shareholders, the Shareholders Agreement provides that the Minority Shareholders have a right to sell their equity interest in Voyager to the Company at fair value. The Minority Shareholders are also entitled to participate on a pro rata basis in any sale by OzEmail of its equity interest in Voyager. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to the Company at fair value. To date the parties have not reached a consensus on the price at which such sale of shares would take place and are evaluating alternative ownership structures. The Company has provided for any costs in settlement of this matter at a level which its directors believe is reasonable.

     The Shareholders Agreement provided that NZ$435,000 (A$388,000) of additional capital would be contributed by OzEmail and the Minority Shareholders in proportion to their existing shareholding, and, if necessary, the next NZ$200,000 (A$179,000) would be advanced by OzEmail as a loan. Thereafter, capital may be raised by new issues or by loans. As at June 30, 1997, OzEmail and the Minority Shareholders have contributed the additional capital and OzEmail has advanced approximately NZ$836,000 (approximately A$757,000) as a loan to Voyager.

NOTE 8 - JOINT VENTURES AND PARTNERSHIPS

OzEmail Telecommunications Partnership

     In November, 1996 the Company and Ideata, a third-party company registered in Australia, entered into a partnership agreement to develop and commercialize devices for voice and fax digitisation and transmission through telephone, Internet and other communications devices over the Internet. The Company's interest in the partnership was held through OzEmail Fax Investments Pty Limited.

     In June 1997, the partnership agreement was rescinded following the sale of the partnership's assets to OzEmail Interline. The Company holds 80% of OzEmail Interline.

NOTE 9 - SUBSEQUENT EVENTS

Capital Expenditure commitments

     Subsequent to June 30, 1997, the Company has entered into capital expenditure commitments which total approximately A$43,000. The capital commitments relate to network, communications and computer equipment.

OzEmail Interline

     In July, 1997, OzEmail Interline entered into a non-exclusive license and service provider agreement with Concentric Network Corporation for the provision of the OzEmail Interline service in the United States.

NOTE 10 - NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share would have been A$(0.80) and A$0.01 per share for the three months ended June 30, 1997 and 1996, respectively, and A$(0.83) and A$(0.09) for the six months ended June 30, 1997 and 1996, respectively. Diluted net income (loss) per share would have been A$(0.80) and A$0.01 per share for the three months ended June 30, 1997 and 1996 respectively, and A$(0.83) and A$(0.09) for the six months ended June 30, 1997 and 1996. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                                     1996       1997
                                                                    -------   -------
                                                                      (In thousands)
Cash paid for interest.............................................. A$  89   A$  166
Cash paid for tax...................................................    366        76
Non cash investing and financing:
Property and equipment acquired under capitalized leases............      -     5,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by these forward-looking statements as a result of various factors, including those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Factors that could cause or contribute to such differences include those discussed herein as well as those included in the documents that the Company files from time to time with the Securities and Exchange Commission. The Company disclaims any obligation to update its forward-looking statements.

OVERVIEW

     In June 1997 the Company completed a transaction with Metro that is intended to expand the presence of the OzEmail Phone and OzEmail Fax service internationally. In November, 1996 the Company, through OzEmail Fax Investments, a wholly owned subsidiary of OzEmail, entered into a partnership agreement with Ideata, a company incorporated in Australia, to develop and commercialize devices for voice and fax digitisation and transmission through telephone, Internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline and the partnership was dissolved. Following this transaction, OzEmail Fax Investments owns a 80% equity interest in OzEmail Interline.

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest, entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000) of which 80% being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments and the remaining 20% being accounted for by Ideata. During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the licence agreement in exchange for issuing to Metro 5,400,000 Ordinary Shares (represented by 540,000 ADSs). Metro has agreed to act as an agent in Europe for the Company's prepaid phone card service.

     As the equity interest in OzEmail Interline held by Metro was repurchased within one year of sale, in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported quarterly results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues. Amounts received from Metro totalling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of June 30 1997.

     The Company's repurchase of the equity interest in OzEmail Interline held by Metro and the termination of the license agreement will be recorded as 1998 transactions in the Company's statutory accounts and amounts received from Metro will be subject to taxation in 1997 under Australian tax laws.

     The Company retained its Australian peak connect-time charges at A$5.00 (US$3.71) in the second quarter of 1997. The current industry environment remains very dynamic and competitive. As a result of increasing competition in the Internet access and services industry, the Company expects to encounter significant pricing pressure, which in turn could result in reductions in the average selling price of the Company's services.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

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

LITIGATION

     The Company, its chief executive officer and director and a former director are named defendants in an action commenced in September 1995 by Trumpet Software Pty Limited ("Trumpet") in the Federal Court of Australia, Hobart District Registry. The suit claims copyright infringement and violations of the Trade Practices Act based on alleged modification, reproduction and distribution of Trumpet's "Trumpet Winsock" software by the Company.

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the pending lawsuit against the Company by Trumpet Software over alleged copyright infringements and violations of Australia's Trade Practices Act. Procedural matters are now underway with respect to the damages hearing which is currently scheduled to be held in late September, 1997. Evidence received to date has not affected the advice of the Company's litigation counsel that its monetary exposure in respect of the damages component in this litigation is expected to be between A$50,000 and A$350,000. The Company has accrued an estimated amount for such exposure that is within this range and an estimate for potential payment of costs to Trumpet and continues to believe that the ultimate disposition of this proceeding will not have a material adverse effect on its business, results of operations or financial position.

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

     From time to time, the Company has received, and may in the future receive, notice of claims by other parties against the Company. As of the date of this Form 10-Q, the Company is not a party to any other legal proceedings, and is not aware of any other pending or threatened proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's business, results of operations or financial condition.

  RESULTS OF OPERATIONS

     The following table sets forth consolidated operating results of the Company as a percentage of net revenue.

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                         -----------------------     --------------------
                                           1996           1997         1996         1997
                                         --------       --------     --------    --------

 Revenues                                 100  %        100   %      100   %      100   %
 Costs and expenses
Cost of revenues - network
 operations and support                    22.5          29.4         23.5         29.4
Cost of revenues - communications
 and other                                 34.5          35.2         35.4         33.8
Sales and marketing                        26.2          23.0         29.5         24.2
Product development                         1.2          26.2          1.1         21.4
General and administrative                 11.0          26.8         19.1         20.7
                                          -----         -----        -----        -----
 Total costs and expenses                  95.4         140.6        108.6        129.5
                                          -----         -----        -----        -----

Income (loss) from operations               4.6         (40.6)        (8.6)       (29.5)
Interest and other income
 (expense) net                              2.7           3.4          1.5          8.1
Foreign exchange gain                      11.3             -          7.0          0.0
Income (loss) before provision
 for income taxes and minority
 equity interest                           18.7         (37.2)        (0.0)       (21.4)
 Net income (loss)                         12.0%        (63.4)%       (0.5)%      (36.1)%

  COMPARISON OF REVENUES FOR THREE MONTHS ENDED JUNE 30, 1997, WITH REVENUES FOR THREE MONTHS ENDED JUNE 30, 1996

     Revenues consist primarily of hourly connect-time charges for Internet access, one-time registration charges, monthly connection charges, sales of the Company's value added services, set-up and establishment fees, advertising and subscription fees associated with NetGuide Magazine and NetGuide Online, and advertising revenue from the provision of the Company's online content. From May, 1997, the Company has also recognized timed charge revenue from OzEmail Phone customers in Australia.

     Revenues grew by 100.3% to A$13,077,000 in the second quarter of 1997 from A$6,529,000 in the second quarter of 1996. The increase in revenues was attributable primarily to growth in the number of active customers using the Company's services and increases in billable hours; revenue from the provision of Internet services to the New South Wales Department of School Education; increased revenue from the sale and usage of ISDN connections and permanent modems; and increased sales from the Company's value added services. As of June 30, 1997, the Company's active customer base consisted of 121,000 active customers as compared to 82,000 active customers as at June 30, 1996.

  COMPARISON OF REVENUES FOR SIX MONTHS ENDED JUNE 30, 1997, WITH REVENUES FOR SIX MONTHS ENDED JUNE 30, 1996

     Revenues grew by 125.1% to A$23,829,000 in the six months ended June 30, 1997 from A$10,585,000 in the six months ended June 30, 1996. The increase in revenues was primarily attributable to growth in the number of active customers using the Company's services and increases in billable hours; revenue from the provision of Internet services to the New South Wales Department of School Education; increased revenue from the sale and usage of ISDN connections and permanent modems; and increased sales from the Company's value added services.

  COMPARISON OF COSTS AND EXPENSES FOR THREE MONTHS ENDED JUNE 30, 1997, WITH COSTS AND EXPENSES FOR THREE MONTHS ENDED JUNE 30, 1996

     Cost of Revenues - Network Operations and Support. Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation and amortizaton expense on network equipment; and applicable overhead costs. Cost of revenues - network operations and support increased 161.4% to A$3,842,000 in the second quarter of 1997 from A$1,470,000 in the second quarter of 1996, and increased as a percentage of net revenues to 29.4% from 22.5%, respectively. The increase in cost of revenues was primarily attributable to expansion of the Company's customer base and the concurrent increases in the size and complexity of the Company's telecommunications network and support infrastructure for Internet access and installation of the OzEmail Phone and OzEmail Fax networks.

     Cost of Revenues - Communications and Other. Cost of revenues - communications and other includes: monthly telecommunications expenses; consultancy fees related to communications costs; editorial and production costs related to the production of NetGuide in Australia; cost of domain name registrations; and a fee payable as a percentage of revenue to the New South Wales Government for revenues sourced from government customers. Cost of revenues - communications and other increased 104.6% to A$4,604,000 in the second quarter of 1997 from A$2,250,000 in the second quarter of 1996, and increased as a percentage of net revenues to 35.2% from 34.5%, respectively.
The increase in cost of revenues was primarily attributable to: increases in the use of the Company's services and network; and a consultancy fee payable to a third party for services relating to the license of the OzEmail Phone and OzEmail Fax technology in OzEmail Interline.

     Sales and Marketing. Sales and marketing expenses include: sales and marketing personnel; promotional expenses; expenses related to the provision of the Company's online content services; and allocable overheads. Specific marketing costs include advertising, co-operative disk bundling with computer hardware and modem manufacturers and retailers, computer fairs and registration starter disks. Sales and marketing expenses increased 76.1% to A$3,013,000 in the second quarter of 1997 from A$1,711,000 in the second quarter of 1996, but decreased as a percentage of net revenues to 23.0% from 26.2% respectively. The increase in sales and marketing expenses was primarily attributable to: increased promotional activities; and increased salaries and wages related to the hiring of additional staff for expansion of the Company's corporate sales force, the OzEducate department and the provision of the Company's online content services. OzEducate markets the Company's services to Australian educational authorities and institutions.

     Product Development. Product development expenses include: software development; engineering staff; software development fees paid to consultants; and allocable overheads. Product development expenses increased to A$3,423,000 in the second quarter of 1997 from A$78,000 in the second quarter of 1996, and increased as a percentage of net revenues to 26.2% from 1.2%, respectively. The increase in product development expenses was primarily attributable to costs related to the commercialization of OzEmail Fax and OzEmail Phone.

     General and Administrative. General and administrative expense includes: administrative staff; depreciation of non-network equipment; travel expense of management; allocable overheads; and allowance for bad and doubtful accounts and bank charges. General and administrative expenses increased 388% to A$3,502,000 in the second quarter of 1997 from A$717,000 in the second quarter of 1996, and increased as a percentage of net revenues to 26.8% from 11.0%, respectively.
The increase in general and administrative expenses is primarily attributable to: costs associated with increased provisioning in respect of litigation; increases in provisions for doubtful debts in line with receivables growth and corporate policy; increased consultancy fees; and hiring of additional management, finance and administrative staff to support the Company's expanding customer base.

     Interest and Other Income and Expense. Interest and other income decreased to A$552,000 in the second quarter of 1997 from A$988,000 in the second quarter of 1996. The decrease was primarily attributable to a foreign exchange gain of $741,000 being recognised in the second quarter of 1996. Interest expense increased to A$112,000 in the second quarter of 1997 from A$30,000 in the second quarter of 1996. The increase was attributable to finance costs related to capital leases on network equipment. Interest expense in the second quarter of 1996 related to a shareholder loan and a bank overdraft.

     Income Taxes. The Company's tax expense for the second quarter, 1997, is based on its forecast tax provision for its Australian operations for the year ended December 31, 1997. At June 30, 1997, the Company recorded net deferred tax assets of A$299,000 for its Australian operations. Profits recorded under the sale of 40% of OzEmail Interline to Ligapart, and profits on the exclusive licence agreement, although reversed for US reporting as required under SEC Staff Accounting Bulletin 5-H, are taxable under Australian taxation laws and have resulted in a significant increase in income tax expense in the second quarter of 1997.

COMPARISON OF COSTS AND EXPENSES FOR SIX MONTHS ENDED JUNE 30, 1997, WITH COSTS AND EXPENSES FOR SIX MONTHS ENDED JUNE 30, 1996

     Cost of Revenues - Network Operations and Support. Cost of revenues - network operations and support increased 181.6% to A$7,008,000 in the six months ended June 30, 1997 from A$2,489,000 in the six months ended June 30, 1996, and increased as a percentage of net revenues to 29.4% from 23.5%, respectively.
The increase in cost of revenues was primarily attributable to expansion of the Company's customer base and the concurrent increases in the size and complexity of the Company's telecommunications network and support infrastructure for Internet access and installation of the OzEmail Phone and OzEmail Fax network.

     Cost of Revenues - Communications and Other. Cost of revenues - communications and other increased 114.8% to A$8,050,000 in the six months ended June 30, 1997 from A$3,748,000 in the six months ended June 30, 1996, and increased as a percentage of net revenues to 33.8% from 35.4%, respectively.
The increase in cost of revenues in absolute terms was primarily attributable to: increases in the use of the Company's services and network.

     Sales and Marketing. Sales and marketing expenses increased 84.7% to A$5,772,000 in the six months ended June 30, 1997 from A$3,125,000 in the six months ended June 30, 1996, but decreased as a percentage of net revenues to 24.2% from 29.5% respectively. The increase in sales and marketing expenses was primarily attributable to: increased promotional activities; and increased salaries and wages related to the hiring of additional sales and marketing staff.

     Product Development. Product development expenses increased to A$5,095,000 in the six months ended June 30, 1997 from A$109,000 in the six months ended June 30, 1996, and increased as a percentage of net revenues to 21.4% from 1.1%, respectively. The increase in product development expenses was primarily attributable to costs related to the commercialization of OzEmail Fax and OzEmail Phone.

     General and Administrative. General and administrative expenses increased 144.5% to A$4,944,000 in the six months ended June 30, 1997 from A$2,022,000 in the six months ended June 30, 1996, and increased as a percentage of net revenues to 20.7% from 19.1%, respectively. The increase in general and administrative expenses is primarily attributable to: costs associated with increased provisioning in respect of litigation; increases in provisions for doubtful debts in line with receivables growth and corporate policy; increased consultancy fees; and hiring of additional management, finance and administrative staff to support the Company's expanding customer base.

     Interest and Other Income and Expense. Interest and other income increased to A$2,052,000 in the six months ended June 30,1997 from A$1,023,000 in the six months ended June 30, 1996. The increase was primarily attributable to a profit from the sale of the Web Wide Media business in the March quarter of 1997. Interest expense increased to A$123,000 in the six months ended June 30, 1997 from A$118,000 in the six months ended June 30, 1996. Interest expense for the six months ended June 30, 1997 was attributable to finance costs related to capital leases on network equipment. Interest expense in the six months to June 30, 1996 related to a shareholder loan and a bank overdraft.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations to date through cash flow from operations, sale and lease-back of equipment, shareholder loans, bank advances and the issuance of equity securities. In the second quarter of 1996, the Company completed its initial public offering, raising net proceeds of US$41,664,000

(A$51,000,000). In the third quarter of 1996 the underwriters of the initial public offering exercised an over-allotment option to acquire a further 150,000 ADSs at US$14 per Share.

     Net cash used in operating activities in the six months to June 30, 1997 totalled A$1,483,000 (US$1,101,000), as compared to net cash provided by operating activities of A$653,000 (US$512,000) in the six months ended June 30, 1996. The level of net cash flows used in operating activities in the six months to June 30 relate primarily to an increase in expenditure in relation to product development incurred in developing and expanding the OzEmail Fax and Voice Telephony Network.

     Net cash used in investing activities for the six months to June 30, 1997 totalled A$8,418,000 (US$6,253,000), as compared to net cash flows used in investing activities of A$3,482,000 (US$2,731,000) for the six months to June 30, 1996. The increase in net cash used in investing activities in the six months to June 30, 1997 as compared to the six months to June 30, 1996, is primarily attributable to the acquisition of additional telecommunications and computer plant and equipment.

     Net cash provided by financing activities totalled A$4,140,000 (US$3,075,000) in the six months to June 30, 1997, as compared to net cash provided by financing activities of A$49,474,000 (US$38,807,000) in the six months to June 30, 1996. Net cash provided by financing activities in the second quarter of 1996 principally related to proceeds from the Company's initial public offering. Net cash provided by financing activities in the six months to June 30,1997, was primarily attributable to the sale and lease-back of equipment under finance leases.

     The Company believes that its cash and cash equivalents of A$38,849,000 (US$28,857,000) as at June 30, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the remainder of the year to December 1997. It should be noted that the deposits receivable from Metro will be extinguished via the issuance of shares in April
1998 and will therefore not result in a significant cash outflow.   However, the
Company may seek to expand its operations by making acquisitions or entering into joint ventures or licensing agreements in domestic or international markets, which may require additional capital. Entrance into certain countries or markets could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to successfully obtain such financing in a timely fashion, and limitations imposed on the foreign ownership of stock under the Australian Foreign Takeovers and Acquisitions Act could frustrate such efforts. The Company may from time to time consider the acquisition of complementary businesses, products or technologies which may require additional financing, although it has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations, with respect to any such transaction, that may require additional financing.

OTHER

     Under Australian law, foreign persons are prohibited from acquiring more than a limited percentage of the shares in an Australian company without approval from the Australian Treasurer, or in certain other limited circumstances. These limitations are set out in the Australian Foreign Takeovers and Acquisitions Act. At this time, any foreign person, together with associates, is prohibited from acquiring 15% or more of the outstanding shares in the Company, and the total holdings of all foreign persons must be less than 40% in the aggregate unless approval is granted by the Australian Treasurer. Such investment restrictions could have a material adverse effect on the Company's ability to raise capital as needed and could make difficult or render impossible attempts by foreign entities to acquire the Company, including attempts that might result in a premium over market prices to holders of the Company's ADSs.

                                OZEMAIL LIMITED



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company, its chief executive officer and director and a former director are named defendants in an action commenced in September 1995 by Trumpet Software Pty Limited ("Trumpet") in the Federal Court of Australia, Hobart District Registry. The suit claims copyright infringement and violations of the Trade Practices Act based on alleged modification, reproduction and distribution of Trumpet's "Trumpet Winsock" software by the Company.

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the pending lawsuit against the Company by Trumpet Software over alleged copyright infringements and violations of Australia's Trade Practices Act. Procedural matters are now underway with respect to the damages hearing which is currently scheduled to be held in late September, 1997. Evidence received to date has not affected the advice of the Company's litigation counsel that its monetary exposure in respect of the damages component in this litigation is expected to be between A$50,000 and A$350,000. The Company has accrued an estimated amount for such exposure that is within this range and an estimate for potential payment of costs to Trumpet and continues to believe that the ultimate disposition of this proceeding will not have a material adverse effect on its business, results of operations or financial position.

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

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS


EXHIBIT   DOCUMENT DESCRIPTION
-------   --------------------
NUMBER
------

 3.1 Memorandum of Association. (Incorporated by reference to Exhibit 3.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 3.2 Articles of Association. (Incorporated by reference to Exhibit 3.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 3.3 Constitution of Archbold Holdings Limited (Voyager New Zealand Limited) (Incorporated by reference to Exhibit 3.3 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 3.4 Memorandum and Articles of Association of Cyber Publications Pty Limited. (Incorporated by reference to Exhibit 3.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 4.1 Form of Specimen of American Depositary Share Certificate (Incorporated by reference to Exhibit 4.1 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 4.2 Form of Specimen of American Depositary Receipt. (Incorporated by reference to Exhibit 4.2 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

 4.3 Form of Deposit Agreement among OzEmail Limited, Bank of New York as Depositary, and holders from time to time of ADSs issued thereunder. (Incorporated by reference to Exhibit 4.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

10.1 Representation Agreement between OzEmail Limited and FTR Holdings Limited, dated May 24, 1997. (Incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934, as amended, filed with the Commission on August 14, 1997)

11.1      Computation of Pro forma Net Income (Loss) per Common and Equivalent
          Share


(b)  REPORTS ON FORM 8-K.

  There were no reports on Form 8-K for the quarter ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OZEMAIL LIMITED


Date: May 19, 1998                  By:  /s/ Sean M. Howard
                                       ---------------------------------------
                                    Sean M. Howard
                                    Chief Executive Officer


Date: May 19, 1998                 By:  /s/ David M. Spence
                                      ---------------------------------------
                                    David M. Spence
                                    President and Chief Operating Officer


Date: May 19, 1998                 By:  /s/ Ian McGregor
                                      ---------------------------------------
                                    Ian McGregor
                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.     DOCUMENT DESCRIPTION
----------      --------------------

  11.1          Computation of Pro Forma Net Income (Loss) per Common and
                Equivalent Share.