Form 10-Q/A
period 1997-09-30
OZEMAIL LTD
filed 1998-05-21
CIK 1013742

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q/A


                      AMENDMENT NO. 1 TO QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                       COMMISSION FILE NUMBER 0-28476


                               OZEMAIL LIMITED
                               ACN 066 387 157
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


   NEW SOUTH WALES, AUSTRALIA                                NOT APPLICABLE
---------------------------------                       ------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


 OZEMAIL CENTRE, 39 HERBERT STREET, ST. LEONARDS NEW SOUTH WALES 2065 AUSTRALIA
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


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

                             YES [_]       NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          AT SEPTEMBER 30TH, 1997, THERE WERE 103,800,010 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE A$0.004 ("ORDINARY SHARES"). OF THE OUTSTANDING ORDINARY SHARES, 33,800,000 ARE REPRESENTED BY 3,380,000 AMERICAN DEPOSITARY SHARES ("ADSs"). ONE ADS REPRESENTS TEN ORDINARY SHARES.

                                OZEMAIL LIMITED

                                  FORM 10-Q/A

                      Amendment No. 1 to Quarterly Report
                   For the Quarter Ended September 30, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997
            AND DECEMBER 31, 1996...........................................  3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996...............  4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTHS ENDED SEPTEMBER 30, 1997 AND 1996........................  5

            NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS....  6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................... 17


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.......................................... 25

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 25

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................ 26

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 26

         ITEM 5. OTHER INFORMATION.......................................... 26

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................... 26

         SIGNATURES......................................................... 29

         EXHIBIT INDEX...................................................... 30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                OZEMAIL LIMITED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                 1996         1997
                                                             ------------  -------------
                                                  ASSETS
 Current assets:
  Cash                                                           A$44,615       A$55,343
  Accounts receivable - trade, net of allowances of A$546
  and A$1,196, respectively                                         4,782          6,176
  Receivable from shareholder                                          27             27
  Other receivables                                                   707             --
  Other current assets                                              1,366          1,498
                                                                 --------       --------
 Total current assets                                              51,497         63,044

 Plant and equipment, net                                          13,789         21,918
 Goodwill on acquisition                                               --             88
 Non-current investments                                               24          3,105
                                                                 --------       --------
                                                                 A$65,310       A$88,155

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                               A$ 8,835       A$10,696
  Bank overdraft                                                       64            284
  Current portion of financing                                        134          2,897
  Accrued expenses and other liabilities                              980          1,603
  Deposits under agreements with Metro                                 --         18,686
  Net deferred income tax liability                                   152            181
  Income taxes payable                                                399          4,089
                                                                 --------       --------
  Total current liabilities                                        10,564         38,436

  Non-current portion of financing                                    240          4,120
                                                                 --------       --------
 Total liabilities                                                 10,804         42,556
                                                                 --------       --------

 Minority interest                                                     --             --
 Commitments and contingencies (Note 7)
 Shareholders equity:
 Ordinary Shares, A$0.004 par value; 1,250,000,000 shares
 authorized:
 103,800,010 shares issued and outstanding                            414            415
 Additional paid-in capital                                        53,234         53,331
 Retained earnings                                                    852         (8,151)
 Cumulative foreign currency translation adjustment                     6              4
                                                                 --------       --------
                                                                   54,506         45,599
                                                                 --------       --------
                                                                 A$65,310       A$88,155
                                                                 ========       ========

  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                               1996         1997       1996            1997
                                             -------      --------   --------        --------

Net access revenues                          A$7,977      A$14,728   A$18,561        A$38,557

Costs and expenses:
Cost of revenues - network operations
and support                                    1,760         3,967      4,248          10,976
Cost of revenues - communications and
other                                          2,787         4,440      6,535          12,490
Sales and marketing                            1,867         3,845      5,002           9,617
Product development                               50         1,852        159           6,945
General and administrative                       879         1,429      2,891           6,373
Total costs and expenses                       7,343        15,533     18,835          46,401
                                             -------      --------   --------        --------
Income (loss) from operations                    634          (805)      (274)         (7,844)
                                             -------      --------   --------        --------
Other income (expense):
Foreign exchange gain (loss)                     128          (116)       869            (112)
Interest and other income                        998           918      1,280           2,966
Interest paid to shareholders                      -             -        (68)              -
Interest expense                                  (4)          (96)       (54)           (219)
                                             -------      --------   --------        --------
Income (loss) before provision for income
taxes and minority equity interest             1,756           (99)     1,753          (5,209)
Income tax expense                              (678)         (299)      (748)         (3,794)
Minority equity interest                           -             -         17               -
                                             -------      --------   --------        --------
Net income (loss)                              1,078          (398)     1,022          (9,003)
                                             -------      --------   --------        --------
Net income (loss) per sha re                 A$ 0.01      A$(0.004)  A$  0.01        A$(0.087)
Weighted average ordinary shares and
share equivalents*                           107,524       103,663     88,730         103,555
                                             -------      --------   --------        --------
Net income/(loss) per ADS                    A$ 0.10      A$ (0.04)  A$ (0.12)       A$ (0.87)
Weighted average ADSs                         10,752        10,366      8,873          10,356

  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                         ---------------------------
                                                            1996             1997
                                                         ---------         ---------
Cash flows from operating activities:
Net income                                               A$  1,022          A$ (9,003)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization                                1,252              5,244
Allowance for bad and doubtful accounts                        532                652
Assets written off                                               -                578
Unrealized gains on foreign exchange translation              (171)              (113)
Gain on sale of current investment in marketable
 securities                                                   (125)                 -
Loss on disposal of plant and equipment                          -                 44
Gain on sale of interests in related entities                    -               (775)
Writeback of provisions and expenses incurred                    -               (556)
Minority equity interest                                       (17)                 -
Changes in assets and liabilities:
Accounts receivable                                         (3,620)            (2,714)
Other current assets                                        (1,609)                38
Accounts payable, accrued expenses and other current
 liabilities                                                 2,594              1,706
Income taxes payable and deferred income taxes                 304              3,718
Other non current assets                                       201                  -
                                                        ----------          ---------
Net cash provided by/(used in) operating activities            363             (1,181)
                                                        ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net repayments from (advances to) shareholders                 131                  -
Other non current assets                                      (298)                 -
Purchase of current investment in marketable securities     (3,089)                 -
Proceeds from sale of marketable securities                  3,214                  -
Purchase of non-current investment                             (53)                 -
Purchase of plant and equipment                             (2,942)            (9,729)
Proceeds from sale of plant and equipment                       -                  37
Deposits under agreements with Metro                            -              18,686
Distribution to minority interest                               -                (896)
                                                        ----------          ---------
Net cash used in investing activities                      (3,037)              8,098
                                                        ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares                  52,549                  99
Proceeds from short-term debt - due to shareholder          1,300                   -
Net repayment of long term debt                            (1,800)                  -
Net principal repayments on short-term debt - due to
 shareholder                                                 (236)                  -
Proceeds from long-term debt                                  149                   -
Proceeds from minority shareholders                            77                   -
Payments under capital lease obligations                        -              (1,622)
Proceeds from sale and leaseback transactions                   -               5,000
Net proceeds from (repayment of ) bank overdraft             (197)                221
                                                        ----------          ---------
Net cash provided by financing activities                  51,842               3,698
                                                        ----------          ---------
INCREASE (DECREASE) IN CASH                                49,168              10,615
Cash at the beginning of the period                             9              44,615
Effect of exchange rate changes on subsidiary balances          9                  (1)
Effect of exchange rate changes on translation of US$
 account                                                      171                 114
                                                        ----------          ---------
Cash at the end of the period                           A$ 49,357           A$ 55,343

  The accompanying notes are an integral part of these financial statements.

                                OZEMAIL LIMITED

       NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - THE COMPANY

The Company

     OzEmail Limited and its subsidiaries (the "Company") provide Internet access and other value added services in Australia and New Zealand. Cyber Publications Pty Limited ("Cyber"), a wholly owned subsidiary of OzEmail Limited ("OzEmail"), publishes Australian NetGuide, a monthly magazine available on newsstands. Voyager New Zealand, an 80% owned subsidiary of OzEmail ("Voyager"), is a New Zealand Internet service provider. OzEmail also has an 80% owned dormant subsidiary, OzEmail Technologies Pty Limited (formerly OzEmail Telecommunications Pty Limited). In November, 1996 OzEmail Fax Investments Pty Limited ("OzEmail Fax Investments"), a wholly owned subsidiary of OzEmail, entered into a partnership agreement with Ideata Pty Limited ("Ideata"), a company incorporated in Australia, to develop and commercialize devices for voice and fax digitization and transmission through telephone, Internet and other communications systems as developed by or on behalf of Ideata. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were then transferred to OzEmail Interline Pty Limited ("OzEmail Interline") and the partnership was dissolved. Following this transaction, OzEmail Fax Investments owns an 80% equity interest in OzEmail Interline. The Company purchased an additional 8% investment in OzEmail Interline in April 1998.

     On September 10, 1997 OzEmail entered into an agreement with FTR Holdings Limited ("FTR"), an entity affiliated with Mr. Malcolm Turnbull, a director of OzEmail. Under this agreement, OzEmail purchased all of the issued share capital of Microweb Pty Limited ("Microweb"), a subsidiary of FTR, for a lump sum of A$1.00 and deferred consideration equal to 10% of Microweb's revenues in respect of those areas of the Microweb business as outlined in the agreement for a period of two years from the effective date of the agreement of July 1, 1997 (see Note 5).

Basis of presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The condensed balance sheets as of December 31, 1996 and September 30, 1997, the condensed statements of operations for the three months and nine months ended September 30, 1996 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1997 have been prepared by the Company, and have not been audited. In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company at September 30, 1997, and for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results for the quarter ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997, or any future period.

     The Company conducts most of its business in Australian dollars. Amounts included in the financial statements and in notes herein are in Australian dollars and referenced as "A$". References to "US$" are to United States dollars and references to "NZ$" are to New Zealand dollars. The exchange rates between the U.S. dollar and the Australian dollar were $0.7881, $0.7936 and $0.7166 (expressed in U.S. dollars per Australian dollar) at

September 30, 1996, December 31, 1996, and September 30, 1997, respectively.


Restatement and Transactions with Metro

     In November 1996, OzEmail Fax Investments entered into a partnership, in which it held 80% interest, to commercialize devices for voice and fax digitization and transmission through telephone, internet and other communications systems. The voice/fax system, business, intellectual property in the system, and other assets of this partnership were transferred to OzEmail Interline and the partnership was dissolved on June 26, 1997. Following this transaction, OzEmail Fax Investments owned an 80% equity interest in OzEmail Interline.

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest, entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed grant an exclusive license to a subsidiary of Metro in respect to certain Internet telephony technology for US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000), of which 80% being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investment. In the original second quarter 1997 10Q filing, on the basis of the above transactions, the Company reported license fee revenues of A$10,124,000 and a profit on sale of it's equity in OzEmail of $4,791,000, net of costs associated with the investment. OzEmail consolidated Interline's operating losses and recorded a minority interest of 52%.

     During April 1998, the Company, for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 Ordinary Shares (represented by 540,000 ADSs) valued at approximately US$11,948,000 (A$18,381,000) on April 15, 1998.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported second quarter results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues recognized in the second quarter of 1997 from Metro. (As noted in Note 4 to the consolidated financial statements, these transactions are still subject to tax under Australian taxation laws .)

     Amounts received from Metro totaling A$18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of September 30, 1997. These amounts will be released in April 1998, when the Company issues the aforementioned 540,000 ADS's and records an additional 8% equity interest in OzEmail Interline.



                                                        1997
                                                    THIRD QUARTER
                                                    (IN THOUSANDS)

Net Income previously reported                         A$ 448
Less adjustments to reported Net Income:
License Fee Revenue                                      (623)
Minority Interest adjustment                             (223)
Adjusted Net Income (Loss)                               (398)
                                                         ====

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

     Loses in excess of minority interest in consolidated subsidiaries are recorded 100% by the Company.

Revenue recognition

     The Company's revenues are derived primarily from hourly connect time and monthly user charges for access to the Internet and are recognized over the period such services are rendered, if collection of the resulting receivable is deemed probable and provided no significant obligations remain outstanding. The Company also derives revenue from its share of license fees for the licensing of OzEmail Phone and OzEmail Fax technology to network affiliates of OzEmail Interline, one-time registration, sales of the Company's value added services, set-up and establishment fees, advertising revenues received from the provision of online content, and timed charges for the provision of the OzEmail Phone Internet telephony service in Australia. Revenues from registration, set-up and establishment fees are recognized at the time these services are completed and related software, hardware and other services are delivered and provided. Revenues associated with other activities are recognized as services are rendered and products are delivered. Revenues from advertising associated with NetGuide Online, OzEmail's web-based hypertext-linked guide to the Internet, are recognized ratably over the period such advertisements are run.

     In conjunction with providing hourly and monthly internet access, the Company provides free telephone technical support to its customers. Costs of these services are period expensed to match the related revenues recognized from access to the Internet.

Cost of revenues

     The Company segregates its cost of revenues into two categories: network operations and support and communications and other.

     Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation expense on network equipment; and applicable overhead costs.

     Cost of revenues - communications and other includes: monthly telecommunications expenses; a fee payable as a percentage of revenue to the New South Wales government for revenues sourced from government customers; merchant commissions on credit card sales, cost of domain name registrations; and editorial and production costs related to the production of NetGuide Magazine.

Plant and equipment

     Plant and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Leasehold improvements, including labor and overhead costs of Points of Presence (POPs), fax interface node and voice interface node installations, are amortized over the shorter of the term of the related lease or the estimated useful lives of the assets. Plant and equipment classes and their respective useful lives are as follows:

                                                                   YEARS
                                                                   -----
    Telecommunications plant and equipment                           3
    Computer equipment                                               3
    Furniture and fittings                                           5

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

A valuation allowance is established for any deferred assets for which realization is considered more likely than not.

Functional currency

     The functional currency of OzEmail, Cyber, OzEmail Fax Investments, OzEmail Interline and Microweb is the Australian dollar. The functional currency of Voyager is the New Zealand dollar. Voyager's balance sheet accounts are translated into Australian dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into Australian dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of shareholders' equity.

Concentration of credit risk

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables from customers in Australia and New Zealand. The Company generally requires no collateral from its customers. However, the Company maintains an allowance for bad and doubtful accounts receivable based on the expected collectibility of all accounts receivable. At December 31, 1996 and September 30, 1997, no customer accounted for more than 10% of accounts receivable. Cash and cash equivalents held with banks and financial institutions in Australia and New Zealand also potentially subject the Company to credit risk.

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

Product development costs

     Statement of Financial Accounting Standard No. 86 (SFAS 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Dividends

     Any dividend payments made by the Company would, under the Australian Corporations Law, be limited to the Company's retained earnings, which aggregated A$852,000 at December 31, 1996 and A$9,761,000 at September 30, 1997 as determined under the Australian Corporations Law and relevant Australian Accounting Standards. Any payment of dividends would be made in Australian dollars.

Cash equivalents and short-term investments

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments. As of December 31, 1996, and September 30, 1997, the Company had no current investments with original maturities greater than three months.

Fair value of financial instruments

     The carrying amount of the Company's financial instruments, including accounts receivable, approximates fair values.

Share split

          On September 18, 1997, a general meeting of shareholders approved the subdivision of each of the issued and unissued OzEmail A$0.04 ordinary shares into ten A$0.004 ordinary shares. Each American Depositary Share represents 10 A$0.004 OzEmail ordinary shares. All prior balances have been amended to take account of the share split.

NOTE 2 - PLANT AND EQUIPMENT



                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                  1996                 1997
                                                              -----------         ------------
                                                                       (IN THOUSANDS)
PLANT AND EQUIPMENT CONSISTED OF THE FOLLOWING:
Telecommunications plant and equipment                          A$ 6,930                A$ 16,332
Computer Equipment                                                 8,529                    9,457
      Furniture and fittings                                         262                    1,788
      Leasehold improvements                                         512                    1,125
                                                                --------                ---------
                                                                  16,233                   28,702
                                                                --------                ---------
      LESS:
      Accumulated depreciation                                    (2,444)                  (6,784)
                                                                --------                ---------
      Net plant and equipment                                   A$13,789                A$ 21,918
                                                                ========                =========

NOTE 3 - NON CURRENT ASSETS

Non Current Investments

     The Company recorded a gain of A$775,000 when it transferred the assets of the Web Wide Media business to Softbank Interactive Marketing Inc. ("Softbank") on March 13, 1997 in return for the issue of 7.25% of the total share capital of Softbank (subsequently reduced to 6.25% as a consequence of the allotment of stock options to Softbank employees). The equity holding in Softbank was valued at A$3,082,000 as at March 31, 1997. This valuation was based on an independent valuation of the Company's interest in Softbank. As at September 30, 1997, the directors consider this valuation to still be indicative of the value of the investment.

NOTE 4 - ACQUISITIONS

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


This consideration is deemed to be a compensation expense payable to the previous shareholders of the Company and will be recognized through the profit and loss as incurred.

In October 1997, Microweb underwent a change of name to OzEmail West (Note 6).

   The acquisition of OzEmail West was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as follows:

                                                             (in thousands)
Fair value of assets acquired                                    A$  127
Less:
Cash paid                                                              -
                                                                 -------
Liabilities assumed                                              A$  127
                                                                 =======

     The excess of the purchase price over the fair value of net assets acquired was approximately A$88,000 and has been recorded as goodwill. This will be amortized on a straight-line basis over 6 months commencing from October 1, 1997. The operating results of OzEmail West have been included in OzEmail's combined statements of operations since the date of acquisition. The pro forma effect on the year ended December 31, 1997 and 1996 is considered immaterial.

NOTE 5 - INCOME TAXES

     The Company's incurred tax for the nine months ended September 30, 1997 despite US GAAP losses being recorded, as the Company was assessed under Australian taxation Laws, on A$16,155,000 representing 80% of both the license fee revenue and proceeds from Metro when purchasing its 40% share of OzEmail Interline received as part of the Metro transactions and will not be recorded as income for U.S. GAAP purposes.

     Income before provision for income taxes and minority interest in the nine months to September 30, 1997, includes A$1,010,000 of losses relating to the New Zealand operations of the Company's majority owned subsidiary Voyager.

     Voyager has incurred a loss since its formation in 1995. At September 30, 1997, the Company had A$1,915,000 of net operating loss carryforwards associated with its New Zealand operations. These loss carryforwards are available to reduce future taxable income of Voyager without any time limitation. However, the loss carryforwards will expire in the event of a change in ownership of Voyager of greater than 51%. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the New Zealand operations will not be able to utilize the net operating loss carryforwards, and thus a full valuation reserve of A$689,000 has been recorded at September 30, 1997 with respect to such losses. If future evidence indicates that it is likely that the Company will be able to utilize its New Zealand operations' net operating loss carryforwards in future years, the valuation reserve will be reduced, which correspondingly will reduce the Company's tax provision.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In the quarter ended September 30, 1997, the Company paid $25,000 to a Company affiliated with a non-executive director for corporate advisory services and related expenses associated with the proposed listing of OzEmail on the Australian Stock Exchange.

     In the quarter ended September 30, 1997, the Company paid an amount of A$1,800 to a director of a company affiliated with one of its executive directors for consultancy services.

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

     On September 10, 1997 OzEmail and FTR terminated this agreement and entered into a new agreement whereby OzEmail purchased all of the issued share capital of Microweb Pty Limited (Microweb), a subsidiary of FTR, for a lump sum of A$1.00 and deferred consideration equal to 10% of Microweb's revenues in respect of those areas of the Microweb business as outlined in the agreement for a period of two years from the effective date of the agreement of July 1, 1997. Such revenues include, but are not limited to:

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

NOTE 7 - STOCK OPTIONS

     Mr. David Spence, the President and Chief Operating Officer of the Company, was granted options to purchase 5,675,600 Ordinary Shares at A$0.33 per Share in August 1995, of which options to purchase 300,000 Shares were exercised on August 11, 1997.

     At September 30, 1997 OzEmail has on issue 103,800,010 Ordinary Shares. Of these Shares, 33,380,000 are represented by ADSs which are now in the ratio of one ADS for every ten Ordinary Shares.

     At September 30, 1997 options to purchase 3,069,990 Ordinary Shares are outstanding and 2,972,490 of such options are vested. At September 30, 1997 options to purchase 3,055,000 Ordinary Shares are available for grant under the plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against it by Trumpet Software Pty Limited ("Trumpet") over alleged copyright infringements and violations of Australia's Trade Practices Act. In August 1997, the Company put forward an Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation. The Company has accrued an estimated amount for its exposure with respect to legal fees previously expensed by Trumpet.

     On March 18, 1997, the Australasian Performing Rights Association ("APRA") filed a statement of claim against the Company. APRA claims that the Company has infringed copyright in a variety of musical works owned and controlled by APRA by the Company's customers to download those works. APRA seeks injunctive relief and damages against the Company. The Company is defending this action. The Company does not believe that this action will give rise to any material liability. However, there can be no assurance that the ultimate disposition of this claim will not have a material adverse impact on the business, results of operations or financial condition of the Company, or that the Company will not be required to obtain a license or pay a license fee.

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by Messrs. John O'Hara and Alistair Stevens, formerly two non-executive directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. Pursuant to the Shareholders Agreement and other agreements between OzEmail and Voyager, OzEmail undertakes to provide its services and intellectual property to Voyager at cost. OzEmail has the power to select a majority of the board of directors of Voyager. In the event of termination of employment of the Minority Shareholders, the Shareholders Agreement provides that the Minority Shareholders have a right to sell their equity interest in Voyager to OzEmail at fair value. The Minority Shareholders are also entitled to participate on a pro rata basis in any sale by OzEmail of its equity interest in Voyager. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings in September, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and intends to defend the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

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

Leases

     The Company leases premises, facilities, and certain of its network and host system equipment, hardware and equipment relating to office fitout, under capital leases and non-cancelable operating leases expiring in various years through 2001. At September 30, 1997 the Company's future minimum payments under non-cancelable operating leases with initial terms of one year or more aggregated A$4,304,000. At September 30, 1997, the present value of future minimum capital lease payments, including the current portion of A$2,956,000, aggregated A$7,018,000.

Capital Expenditure Commitments

     As at September 30, 1997, total capital expenditure, relating to telecommunications plant and equipment and communications equipment contracted but not provided for in the financial statements totaled A$1,202,000.

NOTE 9 - SUBSEQUENT EVENTS

Capital Expenditure commitments

     Subsequent to September 30, 1997, the Company has entered into capital expenditure commitments which total approximately A$1,232,000. The capital commitments relate to network, communications and computer equipment.

Acquisition of Access One

     On November 8, 1997, the Company agreed to purchase the Internet business of Solution 6 Holdings Limited ("Solution 6"). This transaction involves the purchase by the Company of all of the shares in Access One Pty Limited ("Access One"), a wholly-owned subsidiary of Solution 6, and all assets which are necessary to conduct the Internet business. The transaction was completed on November 25, 1997 at which date the consideration for the acquisition was determined as the sum of $A5 million and on the basis of the issue of 10,000,000 Ordinary Shares (reduced from 10,500,000 as determined in the preliminary agreement). Of such shares, 7,200,000 were issued to Solution 6, on November 25, 1997, with the balance to be issued on satisfaction of determining a working capital adjustment representing the adjustment to the fair value of net assets acquired as determined in accordance with the terms of the agreement for the sale and purchase of the Internet business of Solution 6. The total working capital adjustment represents the best estimate by the Company's management of the amount considered to be repayable by Solution 6. As part of the transaction, Solution 6 granted to OzEmail unlisted equity securities being options to acquire 4,160,000 Solution 6 ordinary shares at an exercise price of A$0.75. The options have been valued at the fair market value as determined on 25 November 1997, using the Black and Scholes model, and have been included within other assets. The option has a term of three years from the completion of the acquisition. Additionally, Mr Chris Tyler, Chief Executive Officer of Solution 6, accepted an invitation to join the Board of Directors of OzEmail.

NOTE 10 - NET INCOME (LOSS) PER SHARE

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share would have been A$(0.004) and A$0.010 per share for the three months ended September 30, 1997 and 1996, respectively, and A$(0.087) and A$0.012 for the nine months ended September 30, 1997 and 1996, respectively. Diluted net income (loss) per share would have been A$(0.004) and A$0.010 per share for the three months ended September 30, 1997 and 1996 respectively and A$(0.087) and A$0.012 for the nine months ended September 30, 1997 and 1996 respectively. The Company plans to adopt SFAS No 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                              1996      1997
                                                            -------    ------
Cash paid for interest....................................    A$122    A$  334
Cash paid for tax.........................................      442         76
Non cash investing and financing:
Property and equipment acquired under capitalized leases..       --      5,000

PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


OVERVIEW

     OzEmail holds 80% of the issued share capital of OzEmail Interline, which is responsible for commercializing technology for the transmission of voice and fax communications over the Internet. It is the ongoing intention of OzEmail Interline to create an international network of affiliates responsible for rolling out the technology on a networked basis throughout the world. Thus, it is intended that customers of an individual network affiliate will be able to call locations throughout the world through the gateways of other affiliate networks. In July, 1997, OzEmail Interline entered into a non-exclusive license and service provider agreement with Concentric Network Corporation ("Concentric") of the USA for the provision of the service in the USA. Concentric'v network will serve as a USA "gateway", terminating calls from overseas and originating international calls made from the USA to the other countries where network affiliates operate compatible networks. In September, 1997, OzEmail Interline entered into an exclusive license and service provider agreement with MagicTel for the provision of the service in Hong Kong.


Restatement and Transactions with Metro Holdings Ag

     During June 1997, the Company via OzEmail Fax Investments, and its partnership interest with Ideata, entered into agreements with subsidiaries of Metro Holdings AG ("Metro") under the terms of which (1) the partnership agreed to grant an exclusive license to a subsidiary of Metro in respect to certain Internal telephony technology US$9,400,000 (A$12,655,000) and (2) Metro would purchase a 40% equity interest in OzEmail Interline on a ratable basis from the current shareholders for US$5,600,000 (A$7,539,000) of which 80% being US$4,480,000 (A$6,031,000) was accounted for by OzEmail Fax Investments and the remaining 20% being accounted for by Ideata. During April 1998, the Company , for a number of reasons, agreed to repurchase the equity interest in OzEmail Interline held by Metro and rescind the license agreement in exchange for issuing to Metro 5,400,000 Ordinary Shares (representing 540,000 ADSs). Metro has agreed to act as an agent in Europe for the Company's prepaid phone card service.

     As the equity interest in OzEmail Interline held by Metro was repurchased within one year of sale, in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5-H the Company has restated its previously reported quarterly results to reverse the gain recorded on the initial sale of the equity interest in OzEmail Interline. The Company has also reversed previously recorded license revenues. Amounts received from Metro totaling $18,686,000 are reflected as "Deposits under agreements with Metro" in the accompanying Balance Sheet as of September 30 1997.

     The Company's repurchase of the equity interest in OzEmail Interline held by Metro and the termination of the license agreement will be recorded as 1998 transactions in the Company's statutory accounts and amounts received from Metro will be subject to taxation in 1997 under Australian tax laws.

     In September, 1997, OzEmail commenced the roll-out of support for Flex and x2 56kbps modem technology in Australia, offering 50 free hours access bundled with every US Robotics or Flex 56kbps modem, available through leading retailers across Australia.

     In July, 1997, OzEmail launched an Internet Starter Kit dedicated specifically to families. The OzEmail Internet Family Pack gives a family a unique Internet address and separate OzEmail user identification and Email addresses for up to 4 family members. Each family has 20Mb of space on OzEmail's Web server to publish through OzEmail's Web pages. The Family Pack also gives the option of parental control by including a trial version of the Cyber Patrol Internet filtering software. OzEmail also commenced the distribution of a new Internet Starter Kit in July 1997 at leading Australian stores for A$9.95, offering no up-front registration fee and eight free hours of Internet access. This is designed to make Internet access easy and appealing to first time users.

     OzEmail retained its Australian peak connect-time charges at A$5.00 (US$3.58) in the third quarter of 1997. The current industry environment remains very dynamic and competitive. As a result of increasing competition in the Internet access and services industry, the Company expects to encounter significant pricing pressure, which in turn could result in reductions in the average selling price of the Company's services.


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


LITIGATION

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against it by Trumpet Software ("Trumpet")over alleged copyright infringements and violations of Australia's Trade Practices Act. In August, 1997, the Company proposed an Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees previously expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation. The Company has accrued an estimated amount for its exposure with respect to legal fees previously expensed by Trumpet.

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

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by Messrs. John O'Hara and Alistair Stevens, formerly two directors of Voyager (the "Minority Shareholders"). OzEmail and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. Pursuant to the Shareholders Agreement and other agreements between OzEmail and Voyager, OzEmail undertakes to provide its services and intellectual property to Voyager at cost. OzEmail has the power to select a majority of the board of directors of Voyager. In the event of termination of employment of the Minority Shareholders, the Shareholders Agreement provides that the Minority Shareholders have a right to sell their equity interest in Voyager to the Company at fair value. The Minority Shareholders are also entitled to participate on a pro rata basis in any sale by OzEmail of its equity interest in Voyager. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings in September, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and intends to defend the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.

     From time to time, the Company has received, and may in the future receive, notice of claims by other parties against the Company. As of the date of this Quarterly Report, the Company is not a party to any other legal proceedings, and is not aware of any other pending or threatened proceedings the outcome of which, in the opinion of management, would have a material adverse impact on the Company's business, results of operations or financial condition.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated operating results of the Company as a percentage of net revenue.

                                                    Three Months    Nine Months
                                                       Ended           Ended
                                                    September 30,   September 30,
                                                    ------------    -------------
                                                    1996    1997    1996     1997
                                                    ----    ----    ----     ----
Revenues........................................... 100%    100%    100%     100%
Costs and expenses
Cost of revenues - network operations and support..  22.1    26.9    22.9     28.5
Cost of revenues - communications and other........  34.9    30.1    35.2     32.4
Sales and marketing................................  23.4    26.1    26.9     24.9
Product development................................   0.6    12.6     0.9     18.0
General and administrative.........................  11.0     9.7    15.6     16.5
                                                     ----   -----   -----   ------
Total costs and expenses...........................  92.0   105.4   101.5    120.3
                                                     ----   -----   -----   ------
Income from operations.............................   8.0    (5.4)   (1.5)   (20.3)
Interest and other income (expense) net............  12.5     5.6     6.2      7.1
Foreign exchange gain (loss).......................   1.6    (0.8)    4.7     (0.3)
Income before provision for income taxes and
   minority equity interest........................  22.0    (0.6)    9.4    (13.5)
Net income.........................................  13.5%  (1.3)%    5.5%  (23.3)%

COMPARISON OF REVENUES FOR THREE MONTHS ENDED SEPTEMBER 30, 1997, WITH REVENUES FOR THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues consist primarily of hourly connect-time charges for Internet access. The Company also derives revenues from the licensing of Internet telephony technology to network affiliates, one-time registration charges, monthly connection charges, sales of the Company's value added services, set-up and establishment fees, advertising and subscription fees associated with NetGuide Magazine and NetGuide Online, and advertising revenue from the provision of the Company's online content. From May, 1997, the Company has also recognized timed charge revenue from OzEmail Phone customers in Australia.

     Revenues grew by 84.6% to A$14,728,000 in the third quarter of 1997 from A$7,977,000 in the third quarter of 1996. The increase in revenues was attributable primarily to growth in the number of active customers using the Company's services and increases in billable hours; revenue from the provision of Internet services to the New South Wales Department of School Education; an up-front license fee from the licensing by OzEmail Interline of its Internet telephony technology to its network affiliate in the United States; increased revenue from the sale and usage of ISDN connections and permanent modems; and increased sales from the Company's value added services. As of September 30, 1997, the Company's active customer base consisted of 127,200 active customers as compared to 95,700 active customers as at September 30, 1996.


COMPARISON OF REVENUES FOR NINE MONTHS ENDED SEPTEMBER 30, 1997, WITH REVENUES FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues grew by 107.7% to A$38,557,000 in the nine months ended September 30, 1997 from A$18,561,000 in the nine months ended September 30, 1996. The increase in revenues was primarily attributable to growth in the number of active customers using the Company's services and increases in billable hours; revenue from the provision of Internet services to the New South Wales Department of School Education; increased revenue from usage of ISDN connections and permanent modems; and increased sales from the Company's value added services.

COMPARISON OF COSTS AND EXPENSES FOR THREE MONTHS ENDED SEPTEMBER 30, 1997, WITH COSTS AND EXPENSES FOR THREE MONTHS ENDED SEPTEMBER 30, 1996

     Cost of Revenues - Network Operations and Support. Cost of revenues - network operations and support includes: technical and customer support staff; network and equipment maintenance and support; depreciation and amortization expense on network equipment; and applicable overhead costs. Cost of revenues - network operations and support increased 125.4% to A$3,967,000 in the third quarter of 1997 from A$1,760,000 in the third quarter of 1996, and increased as a percentage of net revenues to 26.9% from 22.1%, respectively. The increase in cost of revenues - network operations and support in absolute terms was primarily attributable to expansion of the Company's customer base and the concurrent increases in the size and complexity of the Company's telecommunications network and support infrastructure for Internet access and installation of the OzEmail Phone and OzEmail Fax networks. The increase in cost of revenues - network operations and support as a percentage of net revenues was primarily attributable to higher depreciation and overhead costs associated with the expansion of the Company's Australian network.

     Cost of Revenues - Communications and Other. Cost of revenues - communications and other includes: monthly telecommunications expenses; consultancy fees related to communications costs; editorial and production costs related to the production of NetGuide in Australia; cost of domain name registrations; and a fee payable as a percentage of revenue to the New South Wales Government for revenues sourced from government customers. Cost of revenues - communications and other increased 59.3% to A$4,440,000 in the third quarter of 1997 from A$2,787,000 in the third quarter of 1996, but decreased as a percentage of net revenues to 30.1% from 34.9%, respectively. The increase in cost of revenues - communications and other in absolute terms was primarily attributable to increases in the use of the Company's services and network.

     Sales and Marketing. Sales and marketing expenses include: sales and marketing personnel; promotional expenses; expenses related to the provision of the Company's online content services; and allocable overheads. Specific marketing costs include advertising, co-operative disk bundling with computer hardware and modem manufacturers and retailers, computer fairs and registration starter disks. Sales and marketing expenses increased 105.9% to A$3,845,000 in the third quarter of 1997 from A$1,867,000 in the third quarter of 1996, and increased as a percentage of net revenues to 26.1% from 23.4%, respectively. The increase in sales and marketing expenses in absolute terms was primarily attributable to: increased promotional activities; increased salaries and wages related to the hiring of additional staff for expansion of the Company's corporate sales force; the OzEducate department; and the provision of the Company's online content services.

     Product Development. Product development expenses include: software development; engineering staff; software development fees paid to consultants; and allocable overheads. Product development expenses increased to A$1,852,000 in the third quarter of 1997 from A$50,000 in the third quarter of 1996, and increased as a percentage of net revenues to 12.6% from 0.6%, respectively. The increase in product development expenses was primarily attributable to costs related to the commercialization of the OzEmail Interline Internet telephony technology.

     General and Administrative. General and administrative expense includes: administrative staff costs; depreciation of non-network equipment; travel expense of management; allocable overheads; and allowance for bad and doubtful accounts and bank charges. General and administrative expenses increased 62.6% to A$1,429,000 in the third quarter of 1997 from A$879,000 in the third quarter of 1996, but decreased as a percentage of net revenues to 9.7% from 11.0%, respectively. The increase in general and administrative expenses is primarily attributable to: costs associated with increased provisioning in respect of in line with receivables growth and corporate policy; increased consultancy fees; and hiring of additional management, finance and administrative staff to support the Company's expanding customer base.

     Interest and Other Income and Expense. Interest and other income decreased to A$918,000 in the third quarter of 1997 from A$998,000 in the third quarter of 1996. The decrease was primarily attributable to a decrease in short-term Australian interest rates throughout 1997. Interest expense increased to A$96,000 in the third quarter of 1997 from A$4,000 in the third quarter of 1996. The increase was primarily attributable to finance costs related to capital leases on network equipment. Interest expense in the third quarter of 1996 related to a shareholder loan.

     Income Taxes. The Company's tax expense for the third quarter, 1997, is based on its forecast tax provision for its Australian operations for the year ended December 31, 1997. The Company has recorded an income tax expense despite the US GAAP losses recorded. This is primarily due to losses incurred in Voyager which management believes based on available evidence, it is more likely than not that these operations will not be able to utilize the operating loss carryforwards, and thus a full valuation reserve has been recorded. At September 30, 1997, the Company recorded a net deferred tax liability of A$181,000 for its Australian operations.


COMPARISON OF COSTS AND EXPENSES FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH COSTS AND EXPENSES FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

     Cost of Revenues - Network Operations and Support. Cost of revenues - network operations and support increased 158.3% to A$10,976,000 in the nine months ended September 30, 1997 from A$4,248,000 in the nine months ended September 30, 1996, and increased as a percentage of net revenues to 28.5% from 22.9%, respectively. The increase in cost of revenues - network operations and support was primarily attributable to expansion of the Company's customer base and the concurrent increases in the size and complexity of the Company's telecommunications network and support infrastructure for Internet access and installation of the OzEmail Phone and OzEmail Fax network.

     Cost of Revenues - Communications and Other. Cost of revenues - communications and other increased 91.1% to A$12,490,000 in the nine months ended September 30, 1997 from A$6,535,000 in the nine months ended September 30, 1996, but decreased as a percentage of net revenues to 32.4% from 35.2%, respectively. The increase in cost of revenues - communications and other in absolute terms was primarily attributable to increases in the use of the Company's services and network.

     Sales and Marketing. Sales and marketing expenses increased 92.3% to A$9,617,000 in the nine months ended September 30, 1997 from A$5,002,000 in the nine months ended September 30, 1996, but decreased as a percentage of net revenues to 24.9% from 26.9%, respectively. The increase in sales and marketing expenses in absolute terms was primarily attributable to: increased salaries and wages related to the hiring of additional sales and marketing staff; increased promotional activities; and increased allocable overhead expenses.

     Product Development. Product development expenses increased to A$5,037,000 in the nine months ended September 30, 1997 from A$159,000 in the nine months ended September 30, 1996, and increased as a percentage of net revenues to 18.0% from 0.9%, respectively. The increase in product development expenses was primarily attributable to costs related to the commercialization of the OzEmail Interline Internet telephony technology.

     General and Administrative. General and administrative expenses increased 120.4% to A$6,373,000 in the nine months ended September 30, 1997 from A$2,891,000 in the nine months ended September 30, 1996, and increased as a percentage of net revenues to 16.5% from 15.6%, respectively. The increase in general and administrative expenses in absolute terms is primarily attributable to: costs associated with increased provisioning in respect of litigation and potential litigation; hiring of additional management, finance and administrative staff to support the Company's expanding customer base; increases in provisions for doubtful debts in line with receivables growth and corporate policy; and increased consultancy fees.

     Interest and Other Income and Expense. Interest and other income increased to A$2,966,000 in the nine months ended September 30,1997 from A$1,280,000 in the nine months ended September 30, 1996. The increase was primarily attributable to a profit from the sale of the Web Wide Media business in the March quarter of 1997. Interest expense increased to A$219,000 in the nine months ended September 30, 1997 from A$54,000 in the nine months ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 was attributable to finance costs related to capital leases on network equipment. Interest expense in the nine months to September 30, 1996 related to a shareholder loan and a bank overdraft.

     Income taxes. The Company incurred tax for the nine months ended September 30, 1997, despite the US GAAP losses recorded, as the Company was assessed on the A$16,155,000 received as part of the Metro transactions, which have been assessed as capital in nature under US GAAP. Management also believe that based on the available evidence it is more likely than not that these operations will not be able to utilize the operating loss carry forwards in relation to Voyager, and thus a full valuation reserve has been recorded.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations to date through cash flow from operations, sale and lease-back of equipment, shareholder loans, bank advances and the issuance of equity securities. In the third quarter of 1996, the Company completed its initial public offering, raising net proceeds of US$41,664,000 (approximately A$52 million). In the third quarter of 1996 the Underwriters of the initial public offering exercised an over-allotment option to acquire a further 150,000 ADSs at US$14 per share.

     Net cash used in operating activities in the nine months to September 30, 1997 totaled A$1,181,000 (US$930,000), as compared to net cash provided by operating activities of A$363,000 (US$286,000) in the nine months ended September 30, 1996. The level of net cash flows provided by operating activities in the nine months to September 30 has decreased primarily as a result of increased expenditure on product development incurred in rolling out the OzEmail Fax and Voice Telephony Network.

     Net cash provided by investing activities for the nine months to September 30, 1997 totaled A$8,098,000 (US$6,380,000), as compared to net cash flows used in investing activities of A$3,037,000 (US$2,393,000) for the nine months to September 30, 1996. The increase in net cash used in investing activities in the nine months to September 30, 1997 as compared to the nine months to September 30, 1996, relate primarily to cash consideration arising from "deposits under agreements from Metro" received for the licensing of the OzEmail Phone and Fax technology to and proceeds from the sale of 40% of OzEmail Interline, as recorded in accordance with SEC staff accounting bulletin 5H. This has been offset by the acquisition of additional telecommunications and computer plant and equipment. "Deposits under agreements with Metro" will be settled by OzEmail by the issuance of shares during April 1998.

     Net cash provided by financing activities totaled A$3,698,000 (US$2,650,000) in the nine months to September 30, 1997, as compared to net cash provided by financing activities of A$51,842,000 (US$40,857,000) in the nine months to September 30, 1996. Net cash provided by financing activities in the third quarter of 1996 principally related to proceeds from the Company's initial public offering. Net cash provided by financing activities in the nine months to September 30,1997, was primarily attributable to the sale and lease-back of equipment under finance leases.

     The Company believes that its cash and cash equivalents of A$55,343,000 (US$39,659,000) as at September 30, 1997 will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the remainder of the year to December 1997. However, the Company may seek to expand its operations by making acquisitions or entering into joint ventures or licensing agreements in domestic or international markets, which may require additional capital. Entrance into certain countries or markets could require a significant commitment of resources, which could in turn require the Company to obtain additional financing earlier than otherwise expected. There can be no assurance that the Company will be able to successfully obtain such financing in a timely fashion, and limitations imposed on the foreign ownership of stock under the Australian Foreign Takeovers and Acquisitions Act could frustrate such efforts. The Company may from time to time consider the acquisition of complementary businesses, products or technologies which may require additional financing, although it has no present understandings, commitments or agreements, nor is it engaged in any discussions or negotiations, with respect to any such transaction, that may require additional financing.

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

                                 OZEMAIL LIMITED


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On July 11, 1996 the Company reported that an adverse ruling had been rendered by the Federal Court of Australia in the lawsuit against it by Trumpet over alleged copyright infringements and violations of Australia's Trade Practices Act. In August 1997, the Company put forward an Offer of Compromise for the sum of A$500,000 (inclusive of interest but exclusive of legal fees expensed by Trumpet), which offer was duly accepted by Trumpet in settlement of the litigation.

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

     OzEmail owns an 80% equity interest in Voyager, with the remaining 20% equity interest held by Messrs John O'Hara and Alistair Stevens, formerly two non-executive directors of Voyager (the "Minority Shareholders"). The Company and the Minority Shareholders are parties to a Shareholders Agreement setting out certain rights and restrictions on the employment and stock ownership of the Minority Shareholders. Pursuant to the Shareholders Agreement and other agreements between OzEmail and Voyager, OzEmail undertakes to provide its services and intellectual property to Voyager at cost. OzEmail has the power to select a majority of the board of directors of Voyager. In the event of termination of employment of the Minority Shareholders, the Shareholders Agreement provides that the Minority Shareholders have a right to sell their equity interest in Voyager to OzEmail at fair value. The Minority Shareholders are also entitled to participate on a pro rata basis in any sale by OzEmail of its equity interest in Voyager. On January 2, 1997 the Minority Shareholders provided formal notice to OzEmail that they wished to exercise their option under the Shareholders Agreement to sell their shares in Voyager to OzEmail at fair value. The parties could not reach a consensus on the price at which such sale of shares would take place and the Minority Shareholders commenced proceedings on September 12, 1997, in the High Court of New Zealand for recovery of the share sale price. OzEmail has sought legal advice from legal counsel and intends to defend the matter. The Company has provided for an amount that it believes adequately covers the fair value of the shares and all other costs associated with this claim.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Changes in Securities

     In August, 1995, Mr. David Spence, the President and Chief Operating Officer of OzEmail, was granted an option to purchase 567,560 Ordinary Shares at an exercise price of A$3.30 per Share, which will expire in July 2000. The option vests rateably over three years, with one-third of the Ordinary Shares vesting on each of June 30, 1996, 1997 and 1998. In August, 1997, Mr. Spence acquired 30,000 Shares by exercising a portion of his options, which he subsequently sold on the Nasdaq National Market. Following the exercise of these options, the ordinary issued share capital of OzEmail increased to 10,380,001 Ordinary Shares.

     OzEmail had on issue 10,380,001 Ordinary Shares prior to the ten for one share split approved by shareholders at a general meeting of OzEmail held on September 18, 1997. As a consequence of that share split, OzEmail has on issue 103,800,010 Ordinary Shares as at September 30, 1997. Of these Shares, a total of 33,380,000 are represented by ADSs which are now in the ratio of one ADS for every ten Ordinary Shares.

     Options to purchase a total of 344,500 Ordinary Shares have been granted under the Company's 1996 Stock Option Plan, of which options to purchase 325,000 Shares were granted in June, 1996, and of which options to purchase 19,500 were granted in November, 1996. Following the first vesting date of June 30, 1997 for the first 325,000 options that were granted, the Company has recalculated the number of options under the 1996 Stock Option Plan that have vested or are still to vest. On the basis of this re-calculation, and following the ten for one share split approved by shareholders, options to acquire 3,069,990 Ordinary Shares have vested or are still to vest under the 1996 Stock Option Plan.


Use of Proceeds

     In May,1996, the Company issued and sold 3,350,000 ADSs at a price of US$14 per ADS, or US$46,900,000 in the aggregate. The managing underwriters were Nationsbanc Montgomery Securities, Inc. and Unterberg Harris.

     In connection with the offering, the Company incurred (i) A$290,000 of expenses of directors and affiliates of the Company, and (ii) A$5,761,000 in registration expenses (including A$3,913,000 for underwriting discounts and commissions, A$77,000 for underwriting expenses, and A$1,771,000 for other related expenses). The net proceeds of the offering, after deducting the foregoing expenses, were A$52,549,000.

     The Company has used a portion of the net proceeds of the offering as follows: (i) approximately A$1,800,000 was used to repay indebtedness to directors, (ii) A$5,532,000 for the purchase and installation of property, plant and equipment, (iii) A$1,750,000 for repayment of bank overdraft, (iv) A$82,000 for professional indemnity insurance, (v) A$4,672,000 for investment in new projects, technology and products to expand and complement the business, and
(vi) A$38,713,000 placed in short term money market investments.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 18, 1997, a general meeting of shareholders was convened. At the meeting, the following resolutions were passed: the division of the share capital of OzEmail to effectuate a ten for one share split (7,248,298 votes for; 1,700 votes against); amendments to the OzEmail Articles of Association to be consistent with the listing rules of the Australian Stock Exchange Limited (7,350,398 votes for; 1,500 votes against); and an increase in the maximum aggregate remuneration per year of OzEmail non-executive directors to A$300,000 (7,345,865 votes for; 3,303 votes against).


ITEM 5.  OTHER INFORMATION.

     On November 8, 1997, the Company entered into an agreement to purchase the Internet business of Solution 6 Holdings Limited ("Solution 6"), including all of the outstanding shares of Access One Pty Limited, a wholly-owned subsidiary of Solution 6 ("Access One"). This transaction involves the purchase by the Company of all of the shares in Access One, and all assets which are necessary to conduct the Internet business. The consideration for the acquisition is the sum of $A5,000,000 and the issue of 10,500,000 Ordinary Shares (approximately 9% of the expanded ordinary share capital). The purchase price may be adjusted prior to and post completion to account for any working capital deficiency and other matters. The vendor is responsible for all liabilities pre-dating the acquisition other than those relating to ongoing operations. The Chief Executive Officer of Solution 6, Mr. Chris Tyler, will be invited to join the board of OzEmail upon completion of the acquisition. Solution 6, as part of the transaction has granted to OzEmail a call option to acquire 4.16 million ordinary shares at an exercise price of $A0.75 per share. Subject to successful completion of due diligence, the transaction is expected to be completed on or prior to November 24, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

EXHIBIT          DOCUMENT DESCRIPTION
--------         --------------------
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

     4.3         Form of Deposit Agreement among OzEmail Limited, Bank of New
                 York as Depositary, and holders from time to time of ADSs issued thereunder. (Incorporated by reference to Exhibit 4.4 of the Company's registration statement under the Securities Act on Form F-1, Registration Statement No. 333-4794)

    10.1         Share Sale Agreement between OzEmail Limited and FTR Holdings
                 Limited, dated September 10, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, previously filed with the Securities and Exchange Commission on November 14, 1997, under the Securities Exchange Act, as amended)

    10.2         Agreement for Sale and Purchase of the Internet Business of
                 Solution 6, dated November 8, 1997. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, previously filed with the Securities and Exchange Commission on November 14, 1997, under the Securities Exchange Act, as amended)

    11.1         Computation of Pro Forma Net Income (Loss) per Common and
                 Equivalent Share.

    99.1 Press release dated November 10, 1997, regarding acquisition of Access One. (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q, previously filed with the Securities and Exchange Commission on November 14, 1997, under the Securities Exchange Act, as amended)

    99.2         Press release dated November 10, 1997, regarding third quarter
                 1997 results. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form

                 10-Q, previously filed with the Securities and Exchange
                 Commission on November 14, 1997, under the Securities Exchange
                 Act, as amended)

(B) REPORTS ON FORM 8-K. There were no reports on Form 8-K for the quarter ended September 30, 1997.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                              OZEMAIL LIMITED



Date: May 19, 1998            By: /s/ Sean M. Howard
                                 -----------------------------------------
                                  Sean M. Howard
                                  Chief Executive Officer


Date: May 19, 1998            By: /s/ David M. Spence
                                 -----------------------------------------
                                  David M. Spence
                                  President and Chief Operating Officer


Date: May 19, 1998            By: /s/ Ian McGregor
                                 -----------------------------------------
                                  Ian McGregor
                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -----------

11.1 Computation of Pro Forma Net Income (Loss) per Common and Equivalent Share